Form 10-Q
period 1995-03-31
HICKORY LENDERS LTD
filed 1995-05-17
CIK 824482

         FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                FORM 10-Q


                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1995

                                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _______________


Commission File Number: 33-18089-A


                            HICKORY LENDERS, LTD.
          (Exact name of Registrant as specified in its charter)


Tennessee                                                  62-1336905
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification)

One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville, Tennessee 37205
(Address of principal executive office)                             (Zip Code)

                             (615)  292-1040
          (Registrant's telephone number, including area code)

Suite 345, 222 Third Avenue North, Nashville, Tennessee 37201
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 YES    X     NO  ___

                      PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                           HICKORY LENDERS, LTD.
                    (A Tennessee Limited Partnership)


                          FINANCIAL STATEMENTS
              For The Three Months Ended March 31, 1995


                                  INDEX



        Financial Statements:

              Consolidated Balance Sheets                   3
              Consolidated Statements of Operations         4
              Consolidated Statements of Cash Flows         5
              Notes to Financial Statements                 6



                          HICKORY LENDERS, LTD.
                         (A Limited Partnership)

                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)



                                   March 31,       December 31,
                                    1995              1994
                               -------------      -------------

                              ASSETS

CASH                          $     58,804       $     68,851

NOTE RECEIVABLE FROM AFFILIATE   3,454,300          3,454,300

INTEREST RECEIVABLE FROM AFFILIATE  84,301             84,301

LOAN COSTS                          49,279             53,759

            Total Assets      $  3,646,684       $  3,661,211
                                 ==========        ==========



                   LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                     1,200               -

PARTNERS' EQUITY                 3,645,484          3,661,211

   Total Liabilities &
     Partners' Deficit        $  3,646,684        $ 3,661,211
                                ==========         ==========







                      See notes to financial statements.





                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)



                                               Quarter and
                                           Year to Date Ending
                                                MARCH 31,
                                           _____________________

                                            1995         1994
                                            ____         ____

REVENUE:

       None                                -                 -

EXPENSES:

  Legal & Accounting Fees             $   9,200       $      300
  General & Admin. Expenses                 297              299
  Mortgage Servicing Fee                  1,750            1,750
  Amortization                            4,480            4,480

       Total Expenses                 $  15,727       $    6,829


NET INCOME (LOSS)                     $ (15,727)      $   (6,829)









                       See notes to financial statements



                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                               Year-to-date
                                                 MARCH 31,
                                        __________________________
                                         1995               1994
                                         ____               ____
Cash Flows from Operating Activities:

  Net Income (Loss)                  (15,727)         $  (6,829)
  Adjustments to reconcile Net
  Income to Net Cash used in
  Operating Activities:
        Amortization                   4,480              4,480
        Payments received on Interest
          Receivable from Affiliate      -              100,000
        Increase in Accounts Payable   1,200               -


        Total Adjustments              5,680            104,480

        Net Cash used in
        Operating Activities         (10,047)            97,651


        Net Increase/(Decrease) in
        Cash and Cash Equivalents    (10,047)            97,651


CASH AT JANUARY 1,                    68,851            148,459

CASH AT MARCH 31,                  $  58,804          $ 246,110
                                   =========           ========


                      See notes to financial statements.


                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Three Months Ended March 31, 1995
                             (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described in the Prospectus dated April 22, 1986. Compensation earned for these services in the first three months were as follows:

                                        1995              1994
                                      ________          ________
        Management Fees              $  1,750            $ 1,750



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995.

The  Partnership's  primary business is to lend monies to Hickory
Hills, Ltd. Due to the nature of the Registrant, all activity is a result of transactions in Hickory Hills, Ltd., the loan holder.

The Registrant continues its policy begun in 1991 of not recognizing interest income for financial reporting purposes on
the  Lender  Financing.    This  policy  was  accepted  upon  the
recommendation of the Registrant's principal accountants because there had not been any payments made on the Lender Financing since inception and there has been no independent verification of the value of the land held as collateral. Interest income will be recognized for tax and loan payment purposes.

Operating expenses of the Registrant are comparable to the prior year's quarter except for the increase in legal & accounting fees. This increase is due to timing of audit and tax bills. The actual increase in audit and tax preparation fees was minimal.

During the first quarter of 1995, Hickory Hills, Ltd. sold three lots at the Hendersonville Property for $19,500 per lot. The sale proceeds were retained to cover operating expenses. Lot sales from the Hendersonville Property are progressing at a moderate pace. Hickory Hills, Ltd. has received a contract for the sale of
3.5 acres of the Nashville Property for a price of $140,000. However, there are several contingencies for these sales to close. Therefore, there can be no assurances that the contingencies will be met and that the sales will close.

FINANCIAL CONDITION

LIQUIDITY

At March 31, 1995, the Registrant had approximately $58,804 in cash reserves. These funds are expected to be sufficient through 1995.

                       PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

     Exhibit - 27   Financial Data Schedule for the First Quarter of 1995

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HICKORY LENDERS, LTD.

                                    By:   222 HICKORY, LTD.
                                          General Partner


                                          By:222 PARTNERS, INC.
                                             General Partner



Date: May 17, 1995                      By:/s/ Steven D. Ezell
                                             ___________________
                                               Steven D. Ezell
                                               President



Date: May 17, 1995                      By:/s/ Michael A. Hartley
                                            ______________________
                                             Michael A. Hartley
                                             Secretary/Treasurer