Form 10-Q
period 1995-06-30
HICKORY LENDERS LTD
filed 1995-08-15
CIK 824482

         FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                FORM 10-Q



                               (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1995

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


                          FINANCIAL STATEMENTS
              For The Six Months Ended June 30, 1995


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



                          HICKORY LENDERS, LTD.
                         (A Limited Partnership)

                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)



                                  June 30,         December 31,
                                    1995              1994
                               -------------      -------------

                              ASSETS

CASH                             $   56,131       $    68,851

NOTE RECEIVABLE FROM AFFILIATE    3,454,300         3,454,300

INTEREST RECEIVABLE
  FROM AFFILIATE                     84,301            84,301

LOAN COSTS                           44,799            53,759

            Total Assets      $   3,639,531      $  3,661,211
                                 ==========        ==========



                   LIABILITIES AND PARTNERS' EQUITY



PARTNERS' EQUITY              $   3,639,531      $  3,661,211

   Total Liabilities &
     Partners' Deficit        $   3,639,531      $  3,661,211
                                 ==========        ==========










                      See notes to financial statements.





                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)



                        Quarter Ending     Year to Date Ending
                           JUNE 30,              JUNE 30,
                      ___________________  ____________________

                       1995         1994      1995         1994
                       ____         ____      ____         ____

REVENUE:

     Interest        $   1,748    $ 3,424    $ 1,748   $  3,424

EXPENSES:

 State Income Tax         -         2,378       -         2,378
 Legal &
  Accounting Fees        1,469     10,090     10,669     10,390
 General &
  Admin. Expenses            2        570        299        869
 Mortgage
  Servicing Fee          1,750      1,750      3,500      3,500
 Amortization            4,480      4,480      8,960      8,960

     Total Expenses      7,701     19,268     23,428     26,097


NET LOSS             $  (5,953)  $(15,844)  $(21,680)  $(22,673)









                       See notes to financial statements



                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                               Year-to-date
                                                 JUNE 30,
                                        __________________________
                                         1995               1994
                                         ____               ____
Cash Flows from Operating Activities:

  Net Loss                            $(21,680)         $(22,673)
  Adjustments to reconcile Net
  Income to Net Cash used in
  Operating Activities:
        Amortization                     8,960             8,960
        Payments received on Interest
          Receivable from Affiliate       -              275,000

        Total Adjustments                8,960           283,960

        Net Cash used in
        Operating Activities           (12,720)          261,287

Cash Flows from Financing Activities:

          Distribution
            to Partners                   -             (339,394)


        Net Increase/(Decrease) in
        Cash and Cash Equivalents      (12,720)          (78,107)


CASH AT JANUARY 1,                      68,851           148,459

CASH AT JUNE 30,                      $ 56,131         $  70,352
                                      =========         ========


                      See notes to financial statements.


                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1995
                             (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The results of operations for the six
  month period ended June 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described in the Prospectus dated December 3, 1987. Compensation earned for these services in the first six months were as follows:

                                        1995              1994
                                      ________          ________
        Management Fees              $  3,500             3,500



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995.

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

Operating expenses of the Registrant are comparable to the prior year's quarter and are not expected to fluctuate in the future.

During the second quarter of 1995, Hicory Hills, Ltd. sold six lots from the Hendersonville Property for $19,500 per lot. The sale proceeds were retained to cover operating expenses. Lot sales from the Hendersonville Property are progressing at a moderate pace. The contract received for the sale of 3.5 acres of the Nashville Property for a price of $140,000 is expected to
close during the  third  quarter.   However, there are  several
contingencies for this sale to close. Therefore, there can be no assurances that the contingencies will be met and that the sale will close.

FINANCIAL CONDITION

LIQUIDITY

At June 30, 1995, the Registrant had approximately $56,131 in cash reserves. These funds are expected to be sufficient through 1995.

                       PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

     Exhibit 27 - Financial Data Scheudle for Second Quarter of
1995

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HICKORY LENDERS, LTD.

                                    By:   222 HICKORY, LTD.
                                          General Partner


                                     By:222 PARTNERS, INC.
                                        General Partner

Date: August 14, 1995                   By:/s/ Steven D. Ezell
                                            ______________________
                                               Steven D. Ezell
                                               President



Date: August 14, 1995                   By:/s/ Michael A. Hartley
                                            ______________________
                                               Michael A. Hartley
                                               Secretary/Treasurer