Form 10-Q
period 1995-09-30
HICKORY LENDERS LTD
filed 1995-11-14
CIK 824482

         FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                FORM 10-Q



                               (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1995

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


                          FINANCIAL STATEMENTS
              For The Nine Months Ended September 30, 1995


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



                          HICKORY LENDERS, LTD.
                         (A Limited Partnership)

                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)



                               September 30,      December 31,
                                    1995              1994
                               -------------      -------------

                              ASSETS

CASH                              $  262,724             68,851

NOTE RECEIVABLE FROM AFFILIATE     3,328,601          3,454,300

INTEREST RECEIVABLE
  FROM AFFILIATE                      -                  84,301
LOAN COSTS                            40,319             53,759

            Total Assets         $ 3,631,644          3,661,211
                                  ==========         ==========



                   LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                         300             -

PARTNERS' EQUITY                   3,631,344         3,661,211

   Total Liabilities &
     Partners' Deficit           $ 3,631,644         3,661,211
                                  ==========         ==========










                      See notes to financial statements.



/TABLE


                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)



                        Quarter Ending     Year to Date Ending
                         SEPTEMBER 30,         SEPTEMBER 30,
                        ________________   _____________________

                       1995         1994      1995         1994
                       ____         ____      ____         ____

REVENUE:

     Interest          $   -         -         1,748      3,383

EXPENSES:

 State Income Tax        -           -          -         2,378
 Legal &
  Accounting Fees         823        300      11,492     10,690
 General &
  Admin. Expenses       1,134         24       1,433        893
 Mortgage
  Servicing Fee         1,750      1,750       5,250      5,250
 Amortization           4,480      4,480      13,440     13,440

     Total Expenses     8,187      6,554      31,615     32,651


NET LOSS              $(8,187)    (6,554)    (29,867)   (29,269)









                       See notes to financial statements



                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                               Year-to-date
                                               SEPTEMBER 30,
                                        __________________________
                                         1995               1994
                                         ____               ____
Cash Flows from Operating Activities:

  Net Loss                            $ (29,867)          (29,269)
  Adjustments to reconcile Net
  Income to Net Cash used in
  Operating Activities:
        Amortization                     13,440            13,440
        Increase in Accounts Payable        300              -
        Payments received on Interest
          Receivable from Affiliate      84,301           275,000

        Total Adjustments                98,041           288,440

        Net Cash used in
        Operating Activities             68,174           259,171

Cash Flows from Financing Activities:

          Payment received on
            Note Receivable             125,699              -
          Distribution
            to Partners                    -             (339,393)

Net Increase/(Decrease) in Cash
   and Cash Equivalents                 193,873           (80,222)



CASH AT JANUARY 1,                       68,851           148,459

CASH AT SEPTEMBER 30,                 $ 262,724            68,237
                                      =========          ========


                      See notes to financial statements.


                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Nine Months Ended September 30, 1995
                             (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                        1995              1994
                                      ________          ________
        Management Fees              $  5,250             5,250



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995.

The  Partnership's  primary business is to lend monies to Hickory
Hills, Ltd. Due to the nature of the Registrant, all activity is a result of transactions in Hickory Hills, Ltd., the loan holder.


In 1991 due to a lack of payments made on the Lender Financing, the Registrant discontinued accruing interest income on the Note Receivable. Payments received on the Note subsequent to this policy change reduced the accrued interest receivable balance. During the third quarter of 1995, the Registrant received a $210,000 payment from Hickory Hills, Ltd. This payment extinguished the interest receivable and $125,699 was used to reduce principal.

Operating expenses of the Registrant are comparable to the prior year's quarter and are not expected to fluctuate in the future.

During 1995, the Owner sold thirty lots from the Hendersonville Property and 3.5 acres of the Nashville Property. From these proceeds, a $210,000 payment was made on the Lender Financing and the remaining proceeds were retained to cover development and operating expenses.

FINANCIAL CONDITION

LIQUIDITY

At September 30, 1995, the Registrant had approximately $262,724
in cash reserves.   These  funds  are  expected to be sufficient
through 1995. On October 20, 1995, $210,000 was distributed to the partners. The remaining funds are expected be sufficient through 1995.

                       PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule for Third Quarter of
1995

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HICKORY LENDERS, LTD.

                                    By:   222 HICKORY, LTD.
                                          General Partner


                                        By:222 PARTNERS, INC.
                                             General Partner



Date: November 13, 1995                 By:/s/ Steven D. Ezell
                                            ______________________
                                               Steven D. Ezell
                                               President



Date: November 13, 1995                 By:/s/ Michael A. Hartley
                                            ______________________
                                               Michael A. Hartley
                                               Secretary/Treasurer