Form 10-K405
period 1995-12-31
HICKORY LENDERS LTD
filed 1996-04-08
CIK 824482

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                     For the fiscal year ended
                         December 31, 1995

                                or

[ ] Transition Report to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]
For the transition period from                  to

                      Commission File Number
                               33-18089-A

                       HICKORY LENDERS, LTD.
(Exact name of Registrant as specified in its charter)

  Tennessee                                62-1336905
(State or other jurisdiction of       (I.R.S.Employer
incorporation or organization)   Identification Number)

       One Belle Meade Place, 4400 Harding Road, Suite 500,
Nashville, Tennessee  37205
(Address of principal executive office)  (Zip Code)

Registrant's telephone number, including area code:
 (615) 292-1040

Securities registered pursuant to Section 12(b) of the
Act:

                                  Name of each
      Title of Each Class   exchange on which registered

            None                      None

Securities registered pursuant to Section 12(g) of the
Act:
               UNITS OF LIMITED PARTNERSHIP INTEREST
                         (Title of Class)

      Indicate by check mark whether the Registrant (1)
has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the Registrant was required to file such
reports), and (2) has been subject to such filing
requirements for at least the past 90 days.
                               YES  X   NO
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                               [ X ]

      The aggregate sales price of the Units of Limited
Partnership Interest to nonaffiliates was $4,200,000 as of February 29, 1996. This does not reflect market value, but is the price at which these Units of Limited
Partnership Interest were sold to the public. There is no current market for these Units.

                DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 3, 1989, as filed pursuant to Rule 424(b) of the Securities and Exchange
Commission.

                              PART I
Item 1.  Business

      Hickory Lenders, Ltd. ("Registrant"), is a
Tennessee limited partnership organized on September
15, 1987 pursuant to the provisions of the Tennessee
Uniform Limited Partnership Act, Chapter 2, Title 61,
Tennessee Code Annotated, as amended.  The General
Partner of Registrant is 222 Hickory, Ltd.

      Registrant's primary business is to lend monies to Hickory Hills, Ltd. which owns and operates two real estate projects. Registrant's investment objectives are preservation of capital and capital appreciation through lending with a participating interest to partnerships investing in real estate which will appreciate through the passage of time, growth in the surrounding areas and the development of the Properties prior to resale.

Narrative Description of Business

      The Registrant issued a $3,454,300 participating mortgage note (the "Lender Financing") in 1988, maturing on December 31, 1997, to Hickory Hills, Ltd.
(the "Borrower"), an affiliated Partnership sharing the same General Partner. The proceeds of the Lender
Financing were used by the Borrower, together with the Borrower's equity funds, to acquire the Properties and fund reserves. The Lender Financing entitles the Registrant to receive a priority return of interest and principal and a 55% profit participation upon the sale of the properties. The Registrant continues its policy begun in 1991 of not recognizing interest income for financial reporting purposes on the Lender Financing.
This policy was adopted because there had not been any payments made on the Lender Financing since its inception and there has been no independent verification of the value of land held as collateral. Interest income of approximately $350,000 a year will be recognized for tax and loan payment purposes.

      As of December 31, 1995, the Properties securing the Lender Financing consisted of approximately 237 acres in Nashville, Davidson County, Tennessee (210 of which is considered to be saleable) and a residential subdivision in Hendersonville, Sumner County, Tennessee on Old Hickory Lake with 243 lots of which 63 lots remain unsold. The Nashville property was purchased partially developed. During 1995, the Registrant did certain site work required by the sale in 1995 and made a contribution to the city towards the future improvements of Old Hickory
Boulevard. The land is expected to be sold for use as industrial/office distribution and residential property.
Extensive infrastructure development has been completed on the Hendersonville property.

Competition

      The Registrant has no competition because it is under agreement with the Borrower to lend all proceeds raised, less operating reserves, to the Borrower. A discussion of the competition surrounding the Properties securing the Lender Financing follows:

Nashville Property

      There is a significant amount of competition for the industrial/office distribution property in northern
Davidson County near the airport and along Brick Church
Pike, south of the Property.

Hendersonville Property

      There is currently a limited amount of competition surrounding the Harbortowne Development. The
Registrant has an exclusive contract with Phillips
Builders, Inc. to build new homes in the $110,000 -
$150,000 price range. The Property is located one mile to the east of Highway 31-E by-pass which provides excellent access to downtown Nashville. The development offers landscaped yards, gas heat, and other amenities such as a swimming pool, tennis courts, and clubhouse. There are several developments in Hendersonville and Nashville which serve as competition for these lots.

      The Registrant has no employees. Mortgage services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

Item 2.  Properties

      The Registrant does not own any property, nor does it intend to own any property in the future.

Item 3.  Legal Proceedings

      Registrant is not a party to any legal
proceedings.

Item 4.  Submission of Matters to a Vote of Security
Holders

      The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

                              PART II

Item 5.  Market for Registrant's Units of Limited
Partnership
             Interest and Related Security Holder Matters

      There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on December 3, 1987 of 4,200 Units of Limited
Partnership Interests at $1,000 per Unit. The offering of $4,200,000 was fully subscribed and closed on August
31, 1988. As of February 29, 1996, there were 365 holders of record of the Units of Limited Partnership
Interests.

      Distributions of $212,121 were made to unit holders during 1995. There are no material restrictions upon Registrant's present or future ability to make distributions following the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                                  For the Year Ended
                                      December 31,

                           1995        1994         1993        1992       1991

Interest Income         $ 4,061     $ 5,747       $6,006     $ 1,418        $346
Net Loss                (34,068)    (33,134)     (33,285)    (49,677)    (49,738)
Net Loss per Unit         (8.11)      (7.89)       (7.93)     (11.83)     (11.84)
Total Assets          3,415,022   3,661,211    4,033,739   4,491,266   4,542,581
Note Receivable       3,228,601   3,454,300    3,454,300   3,454,300   3,454,300
     Affiliate
Interest Receivable        -         84,301      359,301     873,301     969,301
     Affiliate

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation

      Due to the nature of the Registrant, all activity is a result of transactions with Hickory Hills, Ltd., the Borrower.

Sales

      The Borrower sold 38, 43, and 63 lots in 1995, 1994 and 1993, respectively, of the Hendersonville property to Phillips Builders under the terms of the exclusive option contract negotiated in 1991. Gross sales proceeds were $770,610, $763,000 and $1,063,345 in 1995, 1994 and 1993,
respectively. The Borrower also sold 3.86 and 1.63 acres in 1995 and 1994, respectively, of the Nashville property for gross proceeds of $154,400 and $47,500. From these proceeds, $310,000, $275,000 and $514,000 in 1995, 1994 and 1993,
respectively, was paid to the Registrant in interest and the remainder was retained for operations and development. The Applicable Principal Balance assigned to 1995, 1994 and 1993 sales is $316,860, $287,438 and $359,100, respectively. The cumulative Applicable Principal Balance as of December 1995 is $1,247,573 and is payable from future sales after all accrued interest is paid.

Operations

      There has been very little change in the operations of the Registrant and no significant changes are expected in the future.

      The Registrant continues its policy begun in 1991 of not recognizing interest income for financial reporting purposes on the Lender Financing. This policy was adopted because there had not been any payments made on the Lender
Financing since its inception and there has been no independent verification of the value of land held as collateral. Interest income of approximately $350,000 a year will be recognized for tax and loan payment purposes. The unpaid accrued interest balance for loan payment purposes is $1,526,399 at December 31, 1995. The Registrant received $310,000, $275,000, and $514,000 as payments on the Lender
Financing in 1995, 1994, and 1993, respectively.

Financial Condition and Liquidity

      At February 29, 1996, the Registrant had $53,414 in cash and cash equivalents to meet its 1995 operational expenses, which are not significant. Therefore the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for 1996.

      Since 1989, the Borrower has retained a portion of the sale proceeds for development of future phases and operations of the properties and did not use all sale proceeds to reduce accrued interest and applicable principal. The Registrant and Lender's joint general partner believes that this use of proceeds was contemplated by the loan agreement. However, the loan agreement is ambiguous on this point; therefore, this treatment could constitute a default on the loan agreement. In such an event the Partnership is required to foreclose the loan and accelerate the amounts due.
Currently, the Partnership has not foreclosed or accelerated the amounts due under the loan agreement, nor is there any plans to do so.

Item 8.  Financial Statement and Supplementary Data
      The Financial Statements required by Item 8 are filed at the end of this report.

Item 9.  Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosures

                         None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

      Registrant does not have any directors or officers. 222 Hickory, Ltd is the General Partner. 222 Partners, Inc. is the general partner of the General Partner and as such has general responsibility and ultimate authority in matters affecting Registrant's business.

222 Partners Inc.

      222 Partners, Inc. was formed in September 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222
Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and
Michael A. Hartley.

W. Gerald Ezell

      W. Gerald Ezell, age 65, is a director of 222 Partners, Inc. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

      Steven D. Ezell, age 43, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

      Michael A. Hartley, age 36, serves as a
Secretary/Treasurer and Vice President of 222 Partners, Inc. He is Vice President and 50% owner of Landmark Realty Services Corporation. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Before joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11.  Executive Compensation

      During 1995, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions." The General Partner does participate in the profits, losses, and distributions of the Partnership as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

      As of February 29, 1996 no person or "group" (as that term is used in Section 3 (d)(3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. As of the above date, the Registrant knew of no directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

      No affiliated entities have, during 1995, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000, refer to Note 2 of the notes to Financial Statements in Item 8.

      The Registrant loaned $3,454,300 to Hickory Hills, Ltd, an affiliated partnership, in 1988, and the accrued interest receivable on such loan was paid off during 1995. The Registrant received $310,000 and $275,000 in payments on the Lender Financing in 1995, and 1994, respectively. An additional $1,526,399 of accrued interest is due under the terms of the loan which has not been recognized as income by the Registrant.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K

   (a)   (1)  Financial Statements
                                                   Page
                                                  Number

         Independent Auditors' Report               F-1
         Financial Statements
            Balance Sheets                          F-2
            Statements of Operations                F-3
            Statements of Partners' Equity          F-4
            Statements of Cash Flows                F-5
            Notes to Financial Statements           F-6

      (2)   Financial Statement Schedules
                                                   Page
                                                  Number

         Additional financial information furnished pursuant to the requirements of Form 10-K:

         Financial Statement Schedule -

         Independent Auditors' Report on Schedule    S-1
         Schedule XII - Mortgage Loans on
                        Real Estate                  S-2

         Financial Statements of Properties
         Securing Mortgage Loan -

         Hickory Hills, Ltd.

         Financial Statements

            Independent Auditors' Report            M-1
            Balance Sheets                          M-2
            Statements of Operations                M-3
            Statements of Partners' Equity          M-4
            Statements of Cash Flows                M-5
            Notes to Financial Statements           M-6

All other Schedules have been omitted because they are inapplicable, not required or the information is included in the Financial Statements or notes thereto.

      (3)   Exhibits

      3    Amended and Restated Certificate and
           Agreement of Limited Partnership,
           incorporated by reference to Exhibit A1 to the Prospectus of Registrant dated December
           3, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

      10A   Loan Agreement by and among Hickory Hills,
            Ltd. and the Registrant, incorporated by reference to Exhibit 10.1 to Registrant's
            Form S-18 Registration Statement as filed on
            October 23, 1987.

      10B Deed of Trust and Security Agreement by and among Hickory Hills, Ltd. and the Registrant, incorporated by reference to
            Exhibit 10.2 of the Registrant's Form S-18
            Registration Statement as filed on October
            23, 1987.

      10C   Promissory Note of Hickory Hills, Ltd. to
            Hickory Lenders, Ltd., incorporated by
            reference to Exhibit 10.3 to  Registrant's
            Form S-18 Registration Statement as filed on
            October 23, 1987.

      22    Subsidiaries-Registrant has no subsidiaries.

      27    Financial Data Schedule


   (b) No reports on Form 8-K have been filed during the last quarter of 1995.

                            SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HICKORY LENDERS, LTD.

                              By:   222 Hickory, Ltd.
                                    General Partner

                                    By: 222 Partners, Inc.
                                    General Partner


DATE:   April 1, 1996               By: Steven D. Ezell
                                    President and Director



DATE:   April 1, 1996               By: Michael A. Hartley
                                    Vice President and
                                    Director

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              HICKORY LENDERS, LTD.

                              By:   222 Hickory, Ltd.
                                    General Partner

                                    By: 222 Partners, Inc.
                                    General Partner


DATE:  April 1, 1996                By:  Steven D. Ezell
                                    President and Director



DATE:   April 1, 1996               By:  Michael A. Hartley
                                    Vice President and
                                    Director




     Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities
Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                   Independent Auditors' Report


The Partners
Hickory Lenders, Ltd.:


We have audited the accompanying balance sheets of Hickory Lenders, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended
December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Lenders, Ltd. at December
31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 6, the Partnership adopted in 1995 the provisions of Statement of Financial
Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No.
118, Accounting by Creditors for Impairment of a Loan -
 Income Recognition and Disclosure, and Statement No.
107, Disclosures about Fair Value of Financial
Instruments.

                                KPMG Peat Marwick LLP

Nashville, Tennessee
January 19, 1996

                       HICKORY LENDERS, LTD.
                      (A Limited Partnership)

                          Balance Sheets

                    December 31, 1995 and 1994




                       Assets                   1995        1994
                        _____                   _____       _____
Cash and cash equivalents                $    150,582      68,851
Note receivable
 from affiliate (note 3)                    3,228,601   3,454,300
Interest receivable
 from affiliate (note 3)                         -         84,301
Deferred loan costs, less accumulated
amortization of $143,361 in 1995
and $125,441 in 1994                           35,839      53,759
                                             ________    ________
                                         $  3,415,022   3,661,211
                                             ========     ========

                  Partners' Equity
                   ______________
Partners' equity                            3,415,022   3,661,211
                                             ________    ________
Commitments and contingencies
   (notes 2 and 4)

                                         $  3,415,022   3,661,211
                                             ========    ========











See accompanying notes to financial statements.

                       HICKORY LENDERS, LTD.
                      (A Limited Partnership)

                     Statements of Operations

           Years ended December 31, 1995, 1994 and 1993




                                   1995         1994        1993
                                   _____        _____       _____
Interest income (note 3)       $   4,061        5,747       6,006

Expenses:
   Mortgage service fee
      (note 2)                     7,000        7,000       7,000
   Legal and accounting
      fees (note 2)               11,776       10,690       7,671
   General & administrative        1,433        3,271       6,699
   Amortization                   17,920       17,920      17,921
                                  ______       ______      ______
            Total expenses        38,129       38,881      39,291
                                  ______       ______      ______
            Net loss            (34,068)     (33,134)    (33,285)
                                  ======       ======      ======

   Net loss per unit           $(8.11)         (7.89)      (7.93)
                                  ======       ======       ======














See accompanying notes to financial statements.

                       HICKORY LENDERS, LTD.
                      (A Limited Partnership)

                  Statements of Partners' Equity

           Years ended December 31, 1995, 1994 and 1993




                                  Limited      General
                                 partners      partner      Total
                                  ______        _____       ____
Partners' equity,
   December 31, 1992        $   4,483,485      7,781    4,491,266

      Net loss                   (32,952)      (333)     (33,285)

   Distributions
    (note 5)                    (420,000)    (4,242)    (424,242)
                                 ________      _____     ________
Partners' equity,
   December 31, 1993            4,030,533      3,206    4,033,739

      Net loss                   (32,803)      (331)     (33,134)

   Distributions
    (note 5)                    (336,000)    (3,394)    (339,394)
                                 ________      _____     ________
Partners' equity,
   December 31, 1994            3,661,730      (519)    3,661,211

      Net loss                   (33,727)      (341)     (34,068)

   Distributions
    (note 5)                    (210,000)    (2,121)    (212,121)
                                 ________      _____     ________
Partners' equity,
   December 31, 1995        $   3,418,003    (2,981)    3,415,022
                                 ========      =====     ========






See accompanying notes to financial statements.

                       HICKORY LENDERS, LTD.
                      (A Limited Partnership)

                     Statements of Cash Flows

           Years ended December 31, 1995, 1994 and 1993




                                              1995        1994          1993
Cash flows from operating activities:
Net loss                                 $(34,068)    (33,134)      (33,285)
    Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:
        Amortization                        17,920      17,920        17,921
        Decrease in interest
             receivable from
             affiliate                      84,301     275,000       514,000
                                            ______      ______        ______
             Total adjustments             102,221     292,920       531,921
                                            ______      ______        ______
Net cash provided by
operating activities                        68,153     259,786       498,636

Cash flows from financing activities:
    Distributions to partners            (212,121)   (339,394)     (424,242)
    Decrease in note receivable
        from affiliate                     225,699         -             -
                                            ______      ______        ______
Net cash provided
(used) by financing activities              13,578   (339,394)     (424,242)
                                            ______      ______        ______
Net (decrease) increase in
cash and cash equivalents                   81,731    (79,608)        74,394

Cash and cash equivalents
    at beginning of year                    68,851     148,459        74,065
                                            ______      ______        ______
Cash and cash equivalents
    at end of year                        $150,582      68,851       148,459
                                            ======      ======        ======

Supplemental disclosure of cash flow information:
    Cash paid during the year
        for state taxes                    $   -         2,378         5,724
                                            ======      ======        ======

See accompanying notes to financial statements.

                               HICKORY LENDERS, LTD.
                              (A Limited Partnership)

                           Notes to Financial Statements

                            December 31, 1995 and 1994



(1)      Summary of Significant Accounting Policies

     (a)  Organization

         Hickory Lenders, Ltd. (the Partnership) is a Tennessee limited partnership organized on September 15, 1987, to lend monies to corporations, partnerships and other entities engaged primarily in the business of owning and operating real estate. The General Partner is 222 Hickory, Ltd., and the general partner of 222 Hickory, Ltd. is 222 Partners, Inc. (see note 4).

     (b)  Income Taxes

The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the
business of the Partnership.   No provision has or will be made
for Federal income taxes since such taxes are the personal responsibility of the partners. The Partnership is subject to a six percent state tax on certain interest income.

     (c)  Deferred Loan Costs

Deferred loan costs are amortized by the straight-line method over the ten year term of the note receivable from affiliate.

     (d)  Partnership Allocations

Net earnings, losses, and cash flows of the Partnership are allocated among the limited partners and general partner, in accordance with the agreement of the limited partnership.

     (e)  Cash and Cash Equivalents

The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.




(Continued)

                       HICKORY LENDERS, LTD.
                      (A Limited Partnership)

                   Notes to Financial Statements




    (f)     Note Receivable

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting
Standards (SFAS) No. 114, Accounting by Creditors for
Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan -
Income Recognition and Disclosure. The Partnership, considering current information and events regarding the borrower's ability to repay its obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note is considered to be impaired, the amount of the impairment is measured based upon the estimated fair value of the underlying collateral. Any cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.
Prior periods have not been restated.

    (g)     Estimates

Management of the Partnership has made estimates and assumptions to prepare these financial statements.
Actual results could differ from those estimates.

(2)   Related Party Transactions

The General Partner and its affiliates have been actively involved in overseeing the note receivable agreement. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services in 1995, 1994 and 1993 are as follows:

                                   1995         1994        1993

       Mortgage service fee       $7,000        7,000       7,000
       Accounting fees             1,500        1,500       1,250


(Continued)

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)      Note Receivable From Affiliate

The note receivable from affiliate represents a $3,228,601 long-term note receivable from Hickory Hills, Ltd., an affiliate sharing the same General Partner. This note receivable bears simple interest at 10% per annum plus
"additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on the debtor's land held for investment in Davidson County and Sumner County, Tennessee and by a security interest in any cash reserves or investment securities held by the debtor. Unpaid accrued interest and principal payments become due upon the sale of the property or any portion thereof to the extent cash is available, but no later than December 31, 1997.

Summarized financial information of Hickory
Hills, Ltd. at December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, are presented below.

                 Assets                         1995        1994
         Cash and cash equivalents           $259,074     132,479
         Restricted cash                      336,112     254,851
         Land and improvements
           held for investment              2,740,975   3,204,826
         Other assets                          21,293         465
                                             ________    ________
                  Total assets           $  3,357,454   3,592,621
                                             ========    ========
         Liabilities and Partners' Deficit

         Note payable to affiliate         $3,454,300   3,454,300
         Accrued interest payable
            to affiliate                    1,526,399   1,486,171
         Accrued property taxes                 9,855      35,441
         Other accrued expenses                47,100      36,200
                                             ________    ________
         Total liabilities                  5,037,654   5,012,112

         Partners' deficit                (1,680,200) (1,419,491)
                                             ________    ________
         Total liabilities and
            partners' deficit            $3,357,454     3,592,621

(continuted)

                       HICKORY LENDERS, LTD.
                      (A Limited Partnership)

                   Notes to Financial Statements




      Operations                        1995            1994          1993

      Income:
      Income (loss) on
        sales of land
        and improvements            $152,469          12,801     (248,684)
      Interest income                 24,238          15,419         3,049
      Miscellaneous income              -                 22         3,400
                                     _______         _______       _______
      Income (loss)
        before expenses              176,707          28,242     (242,235)
      Expenses:
      Program management               3,000           3,000         3,000
      Legal and accounting            12,925          11,682         8,342
      General and
      administrative                   8,381           6,753         3,765
      Property tax expense            39,683          35,623        45,318
      Land maintenance fees           23,199          26,090        34,802
      Interest expense               350,228         350,227       350,228
      Amortization                    -              -                 316
                                     _______         _______       _______
      Total expenses                 437,416         433,375       445,771
                                     _______         _______       _______
      Net loss                      $260,709         405,133       688,006
                                     =======         =======       =======

      Cash Flows

      Net cash provided (used)
      by operating
      activities                    $126,595       (260,946)       312,707
                                     _______         _______       _______
      Net increase (decrease)
      in cash and cash
      equivalents                   $126,595       (260,946)       312,707
                                     =======         =======       =======




(Continued)

                       HICKORY LENDERS, LTD.
                      (A Limited Partnership)

                   Notes to Financial Statements




The affiliate has retained a portion of the net proceeds from sales in the past and for the year ending December 31, 1995, without paying the applicable principal balance or accrued interest to the Partnership. This was done to fund anticipated future requirements for additional development and operations. During
1995 and 1994, the affiliate received net proceeds of $860,362 and $756,417, respectively, from the sale of property. The affiliate remitted interest to the Partnership in the amount of $310,000 and $275,000 in 1995 and 1994, respectively.  The cumulative
principal balance payable to the Partnership is $1,247,573 and $930,713 at December 31, 1995
and 1994, respectively. The Partnership's and affiliate's joint general partner believes that retaining sales proceeds for development and distributing only net available cash to the Partnership was contemplated by the loan agreement. However, the loan agreement does not explicitly authorize this use of funds;
therefore, this treatment could constitute a default on the loan agreement. In such an event the Partnership is required to foreclose the loan and accelerate the amounts due. To date, the Partnership has not foreclosed or accelerated the amounts due under the loan agreement.

The Partnership did not recognize interest income on the note receivable in any of the years in the three year period ending December
31, 1995, due to the lack of principal
reductions as required by the loan agreement and continued net losses by the Borrower. At
December 31, 1995, interest that was not accrued amounted to $1,526,399. At December
31, 1995, the Partnership had no valuation allowance for impairment as the estimated fair value of the underlying collateral exceeded the recorded investment of the loan.

                       HICKORY LENDERS, LTD.
                      (A Limited Partnership)

                   Notes to Financial Statements

(4)      General Partner Bankruptcy

On February 25, 1991, W. Gerald Ezell, a former general partner of 222 Hickory, Ltd., elected to file for reorganization under Chapter 11 of the United States Bankruptcy Code. This election is designed to allow Mr. Ezell to satisfy his personal creditors in an orderly manner. The filing has no impact on the legal standing of the Partnership.

On April 6, 1994, Mr. Ezell sold his general partnership interest in 222 Hickory, Ltd. in accordance with bankruptcy court approved plan to liquidate his assets and satisfy his creditors. In accordance with the partnership agreement, Mr. Ezell's interest in 222 Hickory,
Ltd. was converted into a special limited partnership interest, and his general partner responsibilities were transferred to 222
Partners, Inc., the remaining general partner.
W. Gerald Ezell remains on the Board of 222
Partners, Inc.

(5)   Distributions

For the years ended December 31, 1995, 1994, and 1993, the Partnership made distributions to its partners totaling $212,121, 339,394, and $424,244. Of these amounts, 99% was allocated to the limited partners ($50 per unit, $80 per unit, and $100 per unit, respectively) and 1% was allocated to the general partner.

(6)      Fair Value of Financial Instruments

At December 31, 1995, the Partnership had financial instruments including cash and cash equivalents of $150,582, and a note receivable of $3,228,601. The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of this financial instrument.

The determination of the estimated fair value of the note receivable was not practicable as the note agreement does not provide for a predictable cash payment stream.

                   Independent Auditors' Report



The Partners
Hickory Lenders, Ltd.:


Under date of January 19, 1996, we reported on the balance sheets of Hickory Lenders, Ltd. as of December
31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December
31, 1995. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index.
This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Nashville, Tennessee
January 19, 1996

                            Schedule XII
                       HICKORY LENDERS, LTD.
                      (A Limited Partnership)

                   Mortgage Loans on Real Estate

                         December 31, 1995

                                              Final           Periodic
                     Interest               maturity           payment
Description            rate                   date              terms


Hickory Hills, Ltd.,
an affiliate*           10%             December 3, 1997      Upon the
                                                               sale of
                                                            the property

                                     1995          1994            1993

(1) Balance at beginning
     of period                 $3,454,300     3,454,300       3,454,300

    Deductions during period:
      Collections of
      principal                   225,699          -                -
                                  _______       _______         _______
    Balance at
    end of period              $3,228,601     3,454,300       3,454,300
                                  =======       =======         =======

    Aggregate cost for
  Federal income
  income tax purposes          $3,454,300     3,454,300       3,454,300
                                =========     =========       =========

    *The note receivable from affiliate represents a $3,228,601 note receivable from Hickory Hills, Ltd., an affiliate sharing the same General Partner. This note receivable bears interest at 10% per annum plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues" as defined in the Participating Loan Agreement. The note is secured by a mortgage on the debtor's land held for investment in Davidson County and Sumner County, Tennessee and by a security interest in any cash reserves or investment securities held by the debtor. Unpaid accrued interest ($0 at December 31, 1995) and principal payments become due upon the sale of the property or any portion thereof to the extent cash is available, but no later than December 31, 1997. An additional $1,526,399 of accrued interest was due at December 31, 1995 which has not been recognized in income by the Partnership.
See note 3 to the financial statements.

See accompanying independent auditors' report.

                                   Schedule XII
                               HICKORY LENDERS, LTD.
                              (A Limited Partnership)

                           Mortgage Loans on Real Estate

                                 December 31, 1995







                                                            Principal amount
                                                            of loans subject
                                   Face          Carrying     to delinquent
                       Prior     amount of       amount of    principal or
Description            liens     mortgages     mortgages (1)    interest

Hickory Hills, Ltd.,
an affiliate*            -       3,454,300       3,228,601          -







See accompanying independent auditors' report.

               Independent Auditors' Report
               ____________________________


The Partners
Hickory Hills, Ltd.:


We have audited the accompanying balance sheets of Hickory Hills, Ltd.
(a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Hills, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 7, the Partnership adopted in 1995 the provisions of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments.



                                               KPMG Peat Marwick LLP


Nashville, Tennessee
January 19, 1996

                    HICKORY HILLS, LTD.
                  (A Limited Partnership)

                      Balance Sheets

                December 31, 1995 and 1994




       Assets                            1995        1994
       ______                           _____       _____
Cash and cash equivalents (note 5)   $259,074     132,479
Restricted cash (note 2)              336,112     254,851
Land and improvements held for
  investment (notes 4 and 5)        2,740,975   3,204,826
Other assets                           21,293         465
                                     ________    ________
       Total assets                $3,357,454   3,592,621
                                     ________    ________
                                     ________    ________

       Liabilities and Partners' Deficit
       _________________________________
Note payable to affiliate (note 5)  3,454,300   3,454,300
Accrued interest payable to
  affiliate (note 5)                1,526,399   1,486,171
Accrued property taxes                  9,855      35,441
Other accrued expenses                 47,100      36,200
                                     ________    ________
       Total liabilities            5,037,654   5,012,112

Partners' deficit                  (1,680,200) (1,419,491)
                                     ________    ________
Commitments and contingencies
  (notes 5, 6 and 7)

       Total liabilities
         and partners' deficit     $3,357,454   3,592,621
                                     ________    ________
                                     ________    ________









See accompanying notes to financial statements.

                    HICKORY HILLS, LTD.
                  (A Limited Partnership)

                 Statements of Operations

       Years ended December 31, 1995, 1994 and 1993




                                 1995      1994      1993
                                 ____      ____      ____
Income:
  Sale proceeds              $925,010   810,500  1,063,345
  Cost of land and
       improvements sold     (707,893) (743,616)(1,194,648)
  Selling expenses (note 3)   (64,648)  (54,083)  (117,381)
                              _______   _______    _______
            Income (loss) on sales
                 of land and
                 improvements 152,469    12,801   (248,684)

  Interest income              24,238    15,419      3,049
  Miscellaneous income           -           22      3,400
                              _______   _______    _______
            Income (loss)
              before expenses 176,707    28,242   (242,235)
                              _______   _______    _______
Expenses:
  Program management
       fee (note 3)             3,000     3,000     3,000
  Legal and accounting
       (note 3)                12,925    11,682     8,342
  General and administrative    8,381     6,753     3,765
  Property tax expense         39,683    35,623    45,318
  Land maintenance fees        23,199    26,090    34,802
  Interest expense
       (notes 3 and 5)        350,228   350,227   350,228
  Amortization                   -         -          316
                              _______   _______   _______
            Total expenses    437,416   433,375   445,771
                              _______   _______   _______
            Net loss        $(260,709) (405,133) (688,006)
                              _______   _______   _______
                              _______   _______   _______
  Net loss per unit          $(144.84)  (225.07)  (382.23)
                              _______   _______   _______
                              _______   _______   _______




See accompanying notes to financial statements.

                    HICKORY HILLS, LTD.
                  (A Limited Partnership)

              Statements of Partners' Deficit

       Years ended December 31, 1995, 1994 and 1993




                              Limited   General
                             partners   partner     Total
                              _______   _______     _____
Partners' deficit,
  December 31, 1992        $(307,415)  (18,937)  (326,352)

       Net loss             (681,126)   (6,880)  (688,006)
                            _________    ______  ________
Partners' deficit,
  December 31, 1993         (988,541)  (25,817)(1,014,358)

       Net loss             (401,082)   (4,051)  (405,133)
                            _________    ______ _________

Partners' deficit,
  December 31, 1994       (1,389,623)  (29,868)(1,419,491)

       Net loss             (258,102)   (2,607)  (260,709)
                            _________   _______  _________
Partners' deficit,
  December 31, 1995      $(1,647,725)  (32,475)(1,680,200)
                            _________   _______ _________
                            _________   _______ _________










See accompanying notes to financial statements.

                    HICKORY HILLS, LTD.
                  (A Limited Partnership)

                 Statements of Cash Flows

       Years ended December 31, 1995, 1994 and 1993

                                 1995      1994      1993
                                 ____      ____      ____
Cash flows from operating activities:
  Net loss                 $(260,709)  (405,133) (688,006)
  Adjustments to reconcile net
    loss to net cash (used)
    provided by operating
    activities:
       Amortization               -       -           316
       Cost of land sold     707,893    743,616 1,194,648
       Cost of land
         improvements       (244,042)  (400,576)  (60,058)
       Increase in restricted
         cash                (81,261)  (254,851)      -
       (Increase) decrease in
         other assets        (20,828)      (192)        12
       Increase (decrease) in
         accrued interest
         payable to affiliate 40,228     75,227   (163,772)
       (Decrease) increase in
         accrued property
         taxes               (25,586)    (1,862)     8,539
       Increase (decrease) in
         other accrued
         expenses             10,900    (17,175)    21,028
                              _______   _______    _______
         Total adjustments    387,304   144,187  1,000,713
                              _______   _______    _______
         Net cash provided
            (used) by operating
            activities        126,595  (260,946)   312,707
                              _______   _______    _______
         Net increase (decrease)
            in cash and cash
            equivalents       126,595  (260,946)   312,707

Cash and cash equivalents
  at beginning of year        132,479   393,425     80,718
                              _______   _______    _______
Cash and cash equivalents
  at end of year             $259,074   132,479    393,425
                             ========   =======    =======

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year
  for interest               $310,000    275,000   514,000
                             ========    =======  ========

See accompanying notes to financial statements.

                   HICKORY HILLS, LTD.
                  (A Limited Partnership)

               Notes to Financial Statements

                December 31, 1995 and 1994

(1)    Summary of Significant Accounting Policies
  (a)  Organization
       ____________
       Hickory Hills, Ltd. (the Partnership) is a Tennessee limited partnership organized on September 15, 1987, to acquire three tracts of undeveloped land located in the Nashville metropolitan and Hendersonville, Tennessee areas. The General Partner is 222 Hickory, Ltd., and the general partner of 222 Hickory, Ltd. is 222 Partners, Inc. (see note 7).

  (b)  Income Taxes
       ____________
       The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership. No provision has or will be made for Federal or state income taxes since such taxes are the personal responsibility of the partners.

  (c)  Land and Land Improvements
       __________________________
       Land is recorded at cost and includes two tracts of undeveloped land representing approximately 237 and 241 acres at December 31, 1995 and 1994, respectively. Of these amounts, management believes that 210 and 213 acres are sellable at December 31, 1995 and 1994, respectively. In addition, the Partnership owns one tract of land developed into residential lots with 63 and 102 lots remaining at December 31, 1995 and 1994, respectively. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest and property taxes are charged to expense once development is substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of a tract.

  (d)  Partnership Allocations
       _____________________
       Net earnings, losses, and distributions of cash flow of the Partnership are allocated among the limited and general partners, in accordance with the agreement of the limited partnership.
(Continued)

                    HICKORY HILLS, LTD.
                  (A Limited Partnership)

               Notes to Financial Statements

  (e)  Cash and Cash Equivalents
       ________________________
       The Partnership considers all short-term investments with original maturities of three months or less to be cash equivalents. At December 31, 1995 and 1994, the management of the Partnership has reserved cash balances of $43,750 and $34,250, respectively, for payment of impact fees.

       Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

  (f)  Estimates
       _________
       Management of the Partnership has made estimates and assumptions to prepare these financial statements. Actual results could differ from those estimates.

  (g)  Reclassifications
       _______________
       Certain prior year amounts have been reclassified to conform with current year presentation.

(2)    Restricted Cash
       ______________
       At December 31, 1995 and 1994, the Partnership has restricted cash balances of $336,112 and $254,851, respectively, to be used to fund property improvements, consisting of road and utility work.

(3)    Related Party Transactions
       ________________________
       The General Partner and its affiliates have been actively involved in managing the property. Affiliates of the General Partner receive fees and commissions for performing certain services. Expenses incurred for these services during 1995, 1994 and 1993 are as follows:

                                 1995      1994      1993
                                 ____      ____      ____
  Accounting fees              $1,500     1,500     1,500
       Program management fee   3,000     3,000     3,000
       Real estate commissions 23,694    24,315    31,891
       Interest expense       350,228   350,227   350,228
                               ______    ______    ______
                               ______    ______    ______
(Continued)

                                HICKORY HILLS, LTD.
                              (A Limited Partnership)

                           Notes to Financial Statements

(4)    Land and Improvements Held for Investment
       ________________________________________
       The components of land held for investment at December 31, are as follows:

                                 1995      1994
                                _____     _____
       Land                $1,955,823 2,271,576
       Land improvements      785,152   933,250
                             ________  ________
                           $2,740,975 3,204,826
                            ========= =========

       The aggregate cost for federal income tax purposes was $2,740,975 and $3,808,688 at December 31, 1995 and 1994, respectively.

(5)    Note Payable to Affiliate
       ______________________
       The note payable to affiliate represents a $3,454,300 long-term note payable to Hickory Lenders, Ltd. (the Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 10% plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on the land held for investment and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 1997.

       The Partnership has retained a portion of the net proceeds from sales in the past and for the year ending December 31, 1995, without paying the applicable principal balance or accrued interest to the Lender. The cumulative principal balance payable to the Lender is $1,247,573 and $930,713 at December 31, 1995 and 1994, respectively. The Partnership's and Lender's joint general partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the loan agreement. However, the loan agreement does not explicitly authorize this use of funds; therefore, this treatment could constitute a default on the loan agreement. In such an event the Lender is required to foreclose the loan and accelerate the amounts due. To date, the Lender has not foreclosed or accelerated the amounts due under the loan agreement.

(Continued)

                   HICKORY HILLS, LTD.
                  (A Limited Partnership)

               Notes to Financial Statements


(6)    Commitments
       ____________
       The Partnership has granted an exclusive option to a home builder to purchase all remaining lots in the Harbortowne Subdivision in accordance with a specified takedown and pricing schedule. Through May 28, 1994, the Partnership was committed to sell lots for $17,500 per lot. After May 28, 1994, the lot price increased to $19,500. As of May 28, 1995, the lot price increased $1,000 to $20,500 per lot. The lot price increased another $1,000 to $21,500 per lot on November 28, 1995. After May 28, 1996, the lot price will be increased to $23,500, with a $2,000 increase annually thereafter.

(7)    General Partner Bankruptcy
       ________________________
       On February 25, 1991, W. Gerald Ezell, a former general partner of 222 Hickory, Ltd., elected to file for reorganization under Chapter 11 of the United States
       Bankruptcy Code. This election is designed to allow Mr. Ezell to satisfy his personal creditors in an orderly manner. The filing has no impact on the legal standing of the Partnership.

       On April 6, 1994, Mr. Ezell sold his general partnership interest in 222 Hickory, Ltd. in accordance with bankruptcy court approved plan to liquidate his assets and satisfy his creditors. In accordance with the partnership agreement, Mr. Ezell's interest in 222 Hickory, Ltd. was converted into a special limited partnership interest, and his general partner responsibilities were transferred to 222 Partners, Inc., the remaining general partner. W. Gerald Ezell remains on the Board of 222 Partners, Inc.

(8)    Fair Value of Financial Instruments
       _______________________________
       At December 31, 1995, the Partnership had financial instruments including cash and cash equivalents of $259,074, restricted cash of $336,112, accrued interest payable of $1,526,399, accrued liabilities of $56,955, and a note payable of $3,454,300. The carrying amounts of cash and cash equivalents, restricted cash, and accrued liabilities approximate their fair values because of the short maturity of those financial instruments.

       The determination of the estimated fair values of the note payable and the related accrued interest payable was not practicable as the note agreement does not provide for a predictable cash payment stream.

                               HICKORY LENDERS, LTD.
                         (A Tennessee Limited Partnership)



                                   Exhibit Index



                                     Exhibit


                         3 Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A1 to the Prospectus of Registrant dated December 3, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

                         10A Loan Agreement by and among Hickory Hills, Ltd. and the Registrant, incorporated by reference to Exhibit
                                     10.1 to Registrant's Form S-18
                                     Registration Statement as filed on
                                     October 23, 1987.

                         10B Deed of Trust and Security Agreement by and among Hickory Hills, Ltd. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-18 Registration Statement as filed on October 23, 1987.

                         10C Promissory Note of Hickory Hills, Ltd. to Hickory Lenders, Ltd., incorporated by reference to Exhibit
                                     10.3 to  Registrant's Form S-18
                                     Registration Statement as filed on
                                     October 23, 1987.

                         22          Subsidiaries-Registrant has no
                                     subsidiaries.

                         27          Financial Data Schedule