Form 10-Q
period 1996-03-31
HICKORY LENDERS LTD
filed 1996-05-14
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1996

                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ___________


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


                FINANCIAL STATEMENTS
      For The Three Months Ended March 31, 1996


                        INDEX



  Financial Statements:

          Balance Sheets                        3
          Statements of Operations              4
          Statements of Cash Flows              5
          Notes to Financial Statements         6



                HICKORY LENDERS, LTD.
               (A Limited Partnership)

                   BALANCE SHEETS
                     (Unaudited)



                               March 31,   December 31,
                                 1996          1995
                               ---------     --------

               ASSETS

Cash                             $47,822       $150,582

Note receivable from
  affiliate                    3,108,601      3,228,601

Interest receivable
  from affiliate                    -             -

Loan costs                        31,359         35,839

          Total Assets        $3,187,782     $3,415,022
                              ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY


Partners' Equity               3,187,782      3,415,022

   Total Liabilities &
     Partners' Deficit        $3,187,782     $3,415,022
                              ==========     ==========










               See notes to financial statements.

/TABLE


                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                       Quarter and
                                   Year to Date Ending
                                        MARCH 31,
                                   ____________________

                                    1996           1995
                                    ____           ____

REVENUE:
          None
EXPENSES:

    Legal & Accounting Fees        8,576         $9,200
    General & Admin. Expenses        313            297
    Mortgage Servicing Fee         1,750          1,750
    Amortization                   4,480          4,480

          Total Expenses         $15,119        $15,727


NET LOSS                       $(15,119)      $(15,727)









                See notes to financial statements



                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                           Year-to-date
                                             MARCH 31,
                                           ____________
                                    1996           1995
                                    ____           ____
Cash Flows from Operating Activities:

    Net Loss                      (15,119)     $ (15,727)
    Adjustments to reconcile Net
    Income to Net Cash used in
    Operating Activities:

    Amortization                    4,480          4,480
    Increase in Accounts Payable      -            1,200

          Total Adjustments         4,480          5,680

          Net Cash used in
          Operating Activities    (10,639)       (10,047)


Cash Flows from Financing Activities:

    Principal payments received   120,000               -
    Cash Distributions           (212,121)              -

          Net Cash used in
          Financing Activities:   (92,121)              -

          Net Decrease in
          Cash Equivalents       (102,760)        (10,047)


CASH AT JANUARY 1,                150,582          68,851

CASH AT MARCH 31,               $  47,822         $58,804
                                =========        ========


               See notes to financial statements.
/TABLE

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1996
                           (Unaudited)


A.ACCOUNTING POLICIES

 The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                            1996       1995
                          ________   ________
  Management Fees         $  1,750    $ 1,750



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996.

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

Overall operations of the Registrant have not fluctuated significantly from previous quarters.

During the first quarter of 1996, the Borrower sold 17 lots at the Hendersonville Property for $21,500 per lot. From these proceeds, $120,000 in interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses.

FINANCIAL CONDITION

LIQUIDITY

At April 30, 1996, the Registrant had approximately $43,751 in cash reserves. These funds are expected to be sufficient through 1996.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


 (a)  Exhibits

 Exhibit 27 - Financial Data Schedule for the First Quarter of 1996

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


                        HICKORY LENDERS, LTD.
                        By: 222 HICKORY, LTD.
                               General Partner


                               By:222 PARTNERS, INC.
                                  General Partner



Date:    May 13, 1996          By:/s/ Steven D. Ezell
                                  ___________________
                                  President



Date:    May 13, 1996          By:/s/Michael A. Hartley
                                  ____________________
                                  Secretary/Treasurer