Form 10-Q
period 1996-06-30
HICKORY LENDERS LTD
filed 1996-08-14
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 1996

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


                FINANCIAL STATEMENTS
       For The Six Months Ended June 30, 1996


                        INDEX



          Financial Statements:

          Balance Sheets                         3
          Statements of Operations               4
          Statements of Cash Flows               5
          Notes to Financial Statements          6



                HICKORY LENDERS, LTD.
               (A Limited Partnership)

                  BALANCE SHEETS
                     (Unaudited)



                            June 30, 1996       December 31, 1995

                            -------------        -------------

                             ASSETS

CASH                            $ 43,838          $  150,582

NOTE RECEIVABLE FROM AFFILIATE 3,108,601           3,228,601

LOAN COSTS                        26,879              35,839

        Total Assets         $ 3,179,318         $ 3,415,022
                              ==========          ==========



                LIABILITIES AND PARTNERS' EQUITY



PARTNERS' EQUITY               3,179,318           3,415,022

        Total Liabilities &
            Partners' Deficit$ 3,179,318         $ 3,415,022
                              ==========          ==========










               See notes to financial statements.



/TABLE


                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                     STATEMENTS OF OPERATIONS
                           (Unaudited)



                              Quarter to Date    Year to Date
                                       Ending JUNE 30,
                             ----------------------------------

                                  1996    1995     1996    1995

REVENUE:

Interest                       $ 2,578 $ 1,748  $ 2,578   1,748

EXPENSES:

 State Income Tax                1,121    -       1,121    -
 Legal & Accounting Fees         3,691   1,469   12,267  10,669
 General & Admin. Expenses                   2      312     299
 Mortgage Servicing Fee          1,750   1,750    3,500   3,500
 Amortization                    4,480   4,480    8,960   8,960

      Total Expenses            11,042   7,701   26,160  23,428


NET LOSS                     $ (8,464)$(5,953)$(23,582)(21,680)









                See notes to financial statements



                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                            Year-to-date
                                             JUNE 30,
                                     --------------------------
                                            1996      1995

Cash Flows from Operating Activities:

  Net Loss                            $ (23,583) $(21,680)
  Adjustments to reconcile Net
  Income to Net Cash used in
  Operating Activities:

      Amortization                        8,960     8,960

      Total Adjustments                   8,960     8,960

Net Cash used in
      Operating Activities              (14,623)  (12,720)

Cash Flows from Financing Activities:

      Distribution to Partners         (212,121)      -
      Principal payments received       120,000       -

Net Cash used in Financing Activities:  (92,121)
      Net Increase/(Decrease) in
      Cash and Cash Equivalents        (106,744)  (12,720)


CASH AT JANUARY 1,                      150,582    68,851

CASH AT JUNE 30,                         43,838  $ 56,131
                                       =========  ========


               See notes to financial statements.


                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1996
                           (Unaudited)


A.ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results
      of operations.   The results of operations for the six month
      period ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                          1996      1995
                                        --------   -------
      Management Fees                     $3,500  $  3,500



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

There were no sales during the second quarter of 1996. During the first quarter of 1996, the Borrower sold 17 lots at the Hendersonville Property for $21,500 per lot. From these proceeds, $120,000 in interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses.


FINANCIAL CONDITION

LIQUIDITY

At June 30, 1996 the Registrant had approximately $42,088 in cash reserves. These funds are expected to be sufficient through 1996.

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


                                        HICKORY LENDERS, LTD.

                                        By:  222 HICKORY, LTD.
                                        General Partner


                                        222 PARTNERS, INC.
                                        General Partner



Date: August 14, 1996                     By:/s/ Steven D. Ezell
                                                 President



Date:  August 14, 1996                    By:/s/ Michael A. Hartley
                                               Secretary/Treasurer