Form 10-Q
period 1996-09-30
HICKORY LENDERS LTD
filed 1996-11-14
CIK 824482

     FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q

                          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
            For the period ended September 30, 1996

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


      Indicate by check mark whether the Registrant (1) hasfiled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                 YES    X     NO  ___

                      PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                           HICKORY LENDERS, LTD.
                    (A Tennessee Limited Partnership)


                          FINANCIAL STATEMENTS
              For The Nine Months Ended September 30, 1996


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

                        BALANCE SHEETS
                          (Unaudited)



                               September 30,    December 31,
                                   1996             1995
                               -------------    -------------

                            ASSETS

CASH                              $ 24,467       $  150,582

NOTE RECEIVABLE FROM AFFILIATE   2,828,601        3,228,601

LOAN COSTS                          22,399           35,839

        Total Assets           $ 2,875,466      $ 3,415,022
                                ==========       ==========



               LIABILITIES AND PARTNERS' EQUITY



PARTNERS' EQUITY                 2,875,466        3,415,022

        Total Liabilities &
            Partners' Deficit  $ 2,875,466      $ 3,415,022
                                ==========       ==========








[FN]
                      See notes to financial statements.



                     HICKORY LENDERS, LTD.
                    (A Limited Partnership)

                   STATEMENTS OF OPERATIONS
                          (Unaudited)



                      Quarter Ending      Year to Date Ending
                                 SEPTEMBER 30,
                               _________________

                      1996      1995        1996      1995
                      ____      ____        ____      ____

REVENUE:

     Interest          -         -        2,578      1,748

EXPENSES:

 State Income Tax      -         -        1,121        -
 Legal &
  Accounting Fees     300       823      12,567     11,492
 General &
  Admin. Expenses     352     1,134         664      1,433
 Mortgage
  Servicing Fee     1,750     1,750       5,250      5,250
 Amortization       4,480     4,480      13,440     13,440

 Total Expenses     6,882     8,187      33,042     31,615


NET LOSS          $(6,882)   (8,187)    (30,464)   (29,867)









                       See notes to financial statements


                     HICKORY LENDERS, LTD.
                    (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                           Year-to-date
                                           SEPTEMBER 30,
                                    __________________________
                                     1996                1995
                                     ____                ____

Cash Flows from Operating Activities:

  Net Loss                         $(30,464)      $ (29,867)
  Adjustments to reconcile Net
  Income to Net Cash used in
  Operating Activities:
  Amortization                       13,440           13,440
  Increase in Accounts Payable         -                 300
  Payments received on Interest
    Receivable from Affiliate          -              84,301

  Total Adjustments                  13,440           98,041

  Net Cash used in
     Operating Activities           (17,024)          68,174

Cash Flows from Financing Activities:

Payment received on
   Note Receivable                  400,000          125,699
Distribution to Partners           (509,091)               -
Net Cash (used in)/provided
    by Financing Activities        (109,091)         125,699

Net Increase/(Decrease) in Cash
   and Cash Equivalents            (126,115)         193,873


CASH AT JANUARY 1,                  150,582           68,851

CASH AT SEPTEMBER 30,                24,467        $ 262,724
                                   =========        ========

                      See notes to financial statements.


                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Nine Months Ended September 30, 1996
                             (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
results of operations.   The results of operations for the nine
month period ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                        1996            1995
                                    ________        ________
        Management Fees             $  5,250           5,250
        Accounting Fees                1,600           1,500



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

During the third quarter of 1996, the Owner sold 13 lots of the Hendersonville Property. Three of these lots sold were lake front lots and sold for $60,000 per lot. The remaining lots sold at $23,500 per lot. The Owner has 33 lots remaining in the
Hendersonville Property.    From these sale proceeds, payments
of $280,000 were made to the Registrant and the remaining proceeds were retained for operating and development. The Owner made payments on the Lender financing totalling $400,000 for the nine month period ending September 30, 1996.

FINANCIAL CONDITION

DEVELOPMENT

During the third quarter of 1996, the Owner completed a significant portion of Phase V of the Hendersonville Property.
This development opened up 45 lots of which 13 were sold this quarter. Phase IV and V infrastructure is expected to be complete by the end of 1996.


LIQUIDITY

 At October 31, 1996 the Registrant had approximately $22,717 in cash reserves. Due to the minimal expenses of the Registrant, these funds are expected to be sufficient through 1996.

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


                             HICKORY LENDERS, LTD.

                             By:  222 HICKORY, LTD.
                                  General Partner


                                  By:  222 PARTNERS, INC.
                                       General Partner



Date: November 14, 1996           By:/s/ Steven D. Ezell
                                       President



Date: November 14, 1996           By:/s/ Michael A. Hartley
                                       Secretary/Treasurer