Form 10-K405
period 1996-12-31
HICKORY LENDERS LTD
filed 1997-03-28
CIK 824482

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1996

                               or

[ ] Transition Report to Section 13 or 15(d) of the Securities
Exchange Act of 1934
[Fee Required]
For the transition period from________to_______

                     Commission File Number
                           33-18089-A

                      HICKORY LENDERS, LTD.
(exact name of Registrant as specified in its charter)

                Tennessee                    62-1336905
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                              YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                 [X]
     The aggregate sales price of the Units of Limited Partnership Interest to nonaffiliates was $4,200,000 as of February 28, 1997. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the Public. There is no current market for these Units.

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

     With the loan due date approaching at year end, the General Partner plans to negotiate an extension of the loan term. The General Partner does not expect the Borrower to have the liquidity to retire the debt in full on December 31, 1997. Because the Borrower and the Registrant share the same general partner, it may be necessary to appoint an independent party to represent the general partner for the Registrant, the Borrower or both during the loan negotiations. However, if the loan term is not extended, the lack of payment would constitute a default on the loan agreement. In such an event the Registrant is required to foreclose the loan. Currently, the Registrant has not foreclosed or accelerated the amounts due under the loan agreement.

     As of December 31, 1996, the Properties securing the Lender Financing consisted of approximately 235 acres in Nashville, Davidson County, Tennessee (208 of which is considered to be saleable) and a residential subdivision in Hendersonville, Sumner County, Tennessee on Old Hickory Lake with 243 lots of which 24 lots remain unsold. The Nashville property was purchased partially developed. During 1996 and 1995, the Registrant did certain site work required by sales and made a contribution to the city towards the future improvements of Old Hickory Boulevard. The land is expected to be sold for use as industrial/office distribution and residential property. Extensive infrastructure development has been completed on the Hendersonville property.

Competition

     The Registrant has no competition because it is under agreement with the Borrower to lend all proceeds raised, less operating reserves, to the Borrower. A discussion of the competition surrounding the Properties securing the Lender Financing follows:

Nashville Property

     There is a significant amount of competition for the industrial/office distribution property in northern Davidson County near the airport and along Brick Church Pike, south of the Property. As competitive sites nearer the City are absorbed, the Borrower's site should experience more activity. The Borrower's prices are comparable to its competition.

Hendersonville Property

     There is currently a limited amount of competition surrounding the Harbortowne Development. The Registrant has an exclusive contract with Phillips Builders, Inc. to build new homes in the $140,000 - $180,000 price range. The Property is located one mile to the east of Highway 31-E by-pass which provides excellent access to downtown Nashville. The development offers landscaped yards, gas heat, and other amenities such as a swimming pool, tennis courts, and clubhouse. There are several developments in Hendersonville and Nashville which serve as competition for these lots.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership

     Interest and Related Security Holder Matters

     There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on December 3, 1987 of 4,200 Units of Limited Partnership Interest at $1,000 per Unit. The offering of $4,200,000 was fully subscribed and closed on August 31, 1988. As of February 28, 1997, there were 366 holders of record of the Units of Limited Partnership Interests.

     Distributions of $509,091 were made to unit holders during
1996.   There were no material restrictions upon Registrant's
present or future ability to make distributions following the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                       For the Year Ended
                          December 31,
                     1996       1995       1994       1993        1992
Interest
  income        $  4,449      4,061      5,747      6,006       1,418
Net loss         (35,323)   (34,068)   (33,134)   (33,285)    (49,677)
Net loss per limited
  partner unit     (8.41)     (8.11)     (7.89)     (7.93)     (11.83)
Distributions per
  limited partner
  unit                120         50         80        100        -
Total assets    2,870,608  3,415,022  3,661,211  4,033,739   4,491,266
Note receivable
  affiliate     2,478,601  3,228,601  3,454,300  3,454,300   3,454,300
Interest receivable
  affiliate          -          -        84,301    359,301     873,301

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation

     Due to the nature of the Registrant, all activity is a result of transactions with Hickory Hills, Ltd., the Borrower.

Sales

     The Borrower sold 39, 38, and 43 lots in 1996, 1995 and 1994, respectively, of the Hendersonville property to Phillips Builders under the terms of the exclusive option contract negotiated in 1991. Gross sales proceeds were $992,000, $770,610, and $763,000 in
1996, 1995 and 1994, respectively.  The Borrower also sold 2.5,
3.86 and 1.63 acres in 1996, 1995 and 1994, respectively, of the Nashville property for gross proceeds of $188,250, $154,400 and $47,500. From the proceeds of all sales, $750,000, $310,000, and $275,000 in 1996, 1995 and 1994, respectively, was paid to the Lender in interest and the remainder was retained for operations and development. The Applicable Principal Balance assigned to 1996, 1995 and 1994 sales is $343,731, $316,860, and $287,438, respectively. The cumulative Applicable Principal Balance as of December 1996 is $1,562,428 and is payable from future sales after all accrued interest is paid.

Operations

     There has been very little change in the operations of the registrant and no significant changes are expected in the future.

     The Registrant continues its policy begun in 1991 of not recognizing interest income for financial reporting purposes on the Lender Financing. This policy was adopted because there had not been any payments made on the Lender Financing since its inception and there has been no independent verification of the value of land held as collateral. Interest income of approximately $350,000 a year will be recognized for tax and loan payment purposes. The unpaid accrued interest balance for loan payment purposes is $1,126,627 at December 31, 1996. The Registrant received $750,000, $310,000, and $275,000 payments on the Lender Financing in 1996, 1995, and 1994, respectively.

Financial Condition and Liquidity

     At January 31, 1997, the Registrant had $492,321 in cash and cash equivalents to meet its 1997 operating expenses, which are not significant. Therefore the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for 1997.

     Since 1989, the Borrower has retained a portion of the sale proceeds for development of future phases and operations of the properties and did not use all sale proceeds to reduce accrued interest and applicable principal. The Registrant and Lenders' joint general partner believes that this use of proceeds was contemplated by the loan agreement. However, the loan agreement is ambiguous on this point; therefore, this treatment could constitute a default on the loan agreement. In such an event the Partnership is required to foreclose the loan and accelerate the amounts due. Currently, the Partnership has not foreclosed or accelerated the amounts due under the loan agreement.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements required by Item 8 are filed at the end of this report.

Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

     None.
                            PART III

     Item 10.  Directors and Executive Officers of the Registrant

     Registrant does not have any directors or officers. 222 Hickory, Ltd. is the General Partner. 222 Partners, Inc. is the general partner of the General Partner and, as such, has general responsibility and ultimate authority in matters affecting the Registrant's business.

222 Partners, Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald
Ezell, Steven D. Ezell, and Michael A. Hartley.

W. Gerald Ezell

     W. Gerald Ezell, age 66, is a director of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

     Steven D. Ezell, age 44, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.
He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 37, serves as a Secretary/Treasurer and Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11. Executive Compensation

     During 1996, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1997 no person or "group" (as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1996, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000, refer to Note 2 of the notes to Financial Statements in Item 8.

     The Registrant loaned $3,454,300 to Hickory Hills, Ltd., an affiliated partnership, in 1988, and the accrued interest receivable on such loan was paid off during 1995. The Registrant received $750,000, $310,000 and $275,000 in payments on the Lender Financing in 1996, 1995 and 1994, respectively. An additional $1,126,627 of accrued interest is due under the terms of the loan which has not been recognized as income by the Registrant.

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

          (2)  Financial Statement Schedules

          Additional financial information furnished pursuant to the requirements of Form 10-K:

          Financial Statement Schedule -

          Independent Auditors' Report                 S-1
          Schedule IV - Mortgage Loans on Real
               Estate                                  S-2

          Financial Statements of Properties
          Securing Mortgage Loan -

          Hickory Hills, Ltd.

          Financial Statements

               Independent Auditors' Report            M-1
               Balance Sheets                          M-2
               Statements of Operations                M-3
               Statements of Partners' Deficit         M-4
               Statements of Cash Flows                M-5
               Notes to Financial Statements           M-6

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

     10A  Loan Agreement by and among Hickory Hills, Ltd. and the
          Registrant, incorporated by reference to Exhibit 10.1 of the Registrant's Form S-18 Registration Statement as
          Filed on October 23, 1987.

     10B Deed of Trust and Security Agreement by and among Hickory Hills,Ltd. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-18
          Registration Statement as filed on October 23, 1987.

     10C  Promissory Note of Hickory Hills, Ltd. to Hickory
          Lenders, Ltd., incorporated by reference to Exhibit 10.3 to Registrant's Form S-18 Registration Statement as filed on October 23, 1987.

     22  Subsidiaries-Registrant has no subsidiaries.

     27  Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the last quarter of 1995.

                  Independent Auditors' Report

The Partners
Hickory Lenders, Ltd.:

We have audited the accompanying balance sheets of Hickory Lenders, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Lenders, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114,
"Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure",in 1995.



                                        KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1997

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1996 and 1995

                Assets                        1996         1995

Cash and cash equivalents              $    374,088      150,582
Note receivable from affiliate(note 3)    2,478,601    3,228,601
Deferred loan costs, less accumulated
  amortization of $ 161,281 in 1996
  and $143,361 in 1995                       17,919       35,839

                                       $  2,870,608    3,415,022

           Partners' Equity

Limited Partners (4,200 units
  outstanding) (note 4)                   2,870,608    3,415,022
General Partners (note 4)                      -            -

Commitments and contingencies
   (notes 2 and 3)

    Total partners' equity               $  2,870,608   3,415,022




















See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1996, 1995 and 1994

                                    1996        1995        1994

Interest income (note 3)        $  4,449       4,061       5,747

Expenses:
  Mortgage service fee (note 2)    7,000       7,000       7,000
  Legal and accounting fees
        (note 2)                  13,067      11,776      10,690
  General & administrative         1,785       1,433       3,271
  Amortization                    17,920      17,920      17,920

        Total expenses            39,772      38,129      38,881

        Net loss              $  (35,323)    (34,068)    (33,134)

Net loss allocated to:
  Limited partners            $  (40,414)    (36,189)    (36,528)
  General partner                  5,091       2,121       3,394

Net loss per
  limited partner unit        $    (8.41)      (8.11)      (7.89)

Weighted average units
  outstanding                      4,200       4,200       4,200

















See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1996, 1995 and 1994

                             Limited         General
                            partners         partner       Total
                       Units     Amounts
Balance at
  December 31, 1993    4,200 $ 4,033,739         -     4,033,739

     Net loss            -       (36,528)      3,394     (33,134)

     Distributions
       (note 4)          -      (336,000)     (3,394)   (339,394)
                     _______      _______     _______     _______
Balance at
  December 31, 1994    4,200   3,661,211          -    3,661,211

     Net loss            -       (36,189)      2,121     (34,068)

     Distributions
       (note 4)          -      (210,000)     (2,121)   (212,121)
                     _______      _______     _______     _______
Balance at
  December 31, 1995    4,200   3,415,022          -    3,415,022

     Net loss            -       (40,414)      5,091     (35,323)

     Distributions
       (note 4)          -      (504,000)     (5,091)   (509,091)
                     _______      _______     _______     _______
Balance at
  December 31, 1996    4,200  $2,870,608          -    2,870,608












See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1996, 1995 and 1994

                                    1996        1995        1994

Cash flows from operating
  activities:
Net loss                       $ (35,323)    (34,068)    (33,134)
     Adjustments to reconcile
     net loss to net cash (used)
     provided by operating
     activities:
       Amortization               17,920      17,920      17,920
       Decrease in interest
         receivable from
         affiliate                   -        84,301     275,000

Net cash (used in) provided by
  operating activities           (17,403)     68,153     259,786

Cash flows from financing activities:

     Distributions              (509,091)   (212,121)   (339,394)
     Decrease in note receivable
       from affiliate            750,000     225,699         -

Net cash provided by (used in)
  financing activities           240,909      13,578    (339,394)

Increase (decrease) in net
  cash and cash equivalents      233,506      81,731     (79,608)

Cash and cash equivalents
  at beginning of year           150,582      68,851     148,459

Cash and cash equivalents
  at end of year               $ 374,088     150,582      68,851


Supplemental disclosure of cash flows information:
     Cash paid during the year
       for state income taxes   $  1,121         -         2,378

See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements
                   December 31, 1996 and 1995

(1)    Summary of Significant Accounting Policies

  (a)  Organization

       Hickory Lenders, Ltd. (the Partnership), a Tennessee limited partnership, was organized on September 15, 1987, to lend monies to corporations, partnerships and other entities engaged primarily in the business of owning and operating real estate. The General Partner is 222 Hickory, Ltd., and the general partner of 222 Hickory, Ltd. is 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method and includes only those assets, liabilities, and results of operations which relate to the business of the Partnership.

  (b)  Estimates

       Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles.
       Actual results could differ from those estimates.

  (c)  Cash and Cash Equivalents

       The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

  (d)  Note Receivable from Affiliate

       Effective January 1, 1995, the partnership adopted the provisions of Statement of Financial Accounting Standards
       (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The Partnership, considering current information and events regarding the borrower's ability to repay its obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note is considered to be impaired, the amount of the impairment is measured based upon the estimated fair value of the underlying collateral. The Partnership will establish an impairment allowance for the amount that the recorded value of the note exceeds its estimated fair value. The impairment allowance is established by a charge to earnings. Any cash receipts on

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies, continued

       impaired notes receivable are applied to reduce the principal amount and are recognized as interest income, thereafter.

  (e)  Deferred Loan Costs

       Deferred loan costs are being amortized by the straight-line method over the ten year term of the note receivable from the affiliate.

  (f)  Income Taxes

       No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. The Partnership is subject to a six percent state tax on certain interest income.

       Annually, the partners receive from the Partnership, IRS Form K-1's, which provide them with their respective share of taxable income or losses, deductions, and other tax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the recognition of interest income. For income tax purposes, the outstanding note receivable principal balance accrues interest at a compounded interest rate of 7.2% per annum. This results in a book basis of the note receivable of $2,478,601 and interest receivable of $0 at December 31, 1996 compared to a tax basis of $3,454,300 and $696,008, respectively.

  (g)  Partnership Allocations

       Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

       Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative

                         HICKORY LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements
                   December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies, continued

       cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ration of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27 to 73. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

       Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

       (h)  Reclassifications

       Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)    Related Party Transactions

       The general partner and its affiliates have been actively involved in overseeing the note receivable agreement. Affiliates of the general partner receive fees for performing certain services. Expenses incurred for these services during 1996, 1995, and 1994 are as follows:
                                      1996      1995      1994

Mortgage service fee              $  7,000      7,000      7,000
Accounting fees                      2,100      1,500      1,500

                         HICKORY LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(3)  Note Receivable From Affiliate

       The note receivable from affiliate represents a $3,228,601 long-term note receivable from Hickory Hills, Ltd., an affiliate sharing the same General Partner. This note receivable bears simple interest at 10% per annum plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on the debtor's land and improvements held for investment in Davidson County and Sumner County, Tennessee and by a security interest in any cash reserves or investment securities held by the debtor, unpaid accrued interest and principal payments become due upon the sale of the property or any portion thereof to the extent cash is available, but no later than December 31, 1997.

       Summarized financial information of Hickory Hills, Ltd. at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, are presented below.

       Assets                                  1996        1995

Cash and cash equivalents               $     142,345     259,074
Restricted cash                               258,676     336,112
Land and improvements held for investment   2,473,839   2,740,975
Other assets                                      280      21,293
       Total assets                     $   2,875,140   3,357,454

Liabilities and Partners' Deficit
Liabilities:
  Note payable to affiliate             $   3,454,300   3,454,300
  Accrued interest payable to affiliate     1,126,627   1,526,399
  Accrued property taxes                       10,635       9,855
  Other accrued expenses                       81,902      47,100
       Total liabilities                    4,673,464   5,037,654

Partners' deficit:                        (1,798,324) (1,680,200)

       Total liabilities and
       partners' deficit                 $  2,875,140   3,357,454

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(3)  Note Receivable From Affiliate (continued)

Operations
                                      1996       1995       1994
Revenues:
Income on sales of land
  and improvements held for
  investment                     $ 324,085    152,469     12,801
Interest income                     31,331     24,238     15,419
Miscellaneous income                   -          -           22

Total revenues                     355,416    176,707     28,242
Expenses:
  Program management fee             3,000      3,000      3,000
  Legal and accounting              13,782     12,925     11,682
  General and administrative         8,270      8,381      6,753
  Property taxes                    35,058     39,683     35,623
  Land maintenance fees             63,202     23,199     26,090
  Interest                         350,228    350,228    350,227


       Total expenses              473,540    437,416    433,375

       Net loss                  $ 118,124    260,709    405,133

Cash flows

Net cash (used) provided by operating
  activities                   $ (116,729)    126,595   (260,946)


       During 1996 and prior years, the affiliate retained portions of the net proceeds from sales without paying the applicable principal balance or accrued interest to the Partnership. This was done to fund anticipated future requirements for additional development and operations. During 1996 and 1995, the affiliate received net proceeds of $ 1,098,590 and $860,362, respectively, from the sale of property. The affiliate remitted interest to the Partnership in the amount of $750,000 and $310,000 in 1996 and 1995, respectively. The cumulative principal balance payable to the Partnership is $ 1,562,478 and $1,247,573 at December 31, 1996 and 1995, respectively. The general partner believes that retaining sales proceeds for development and distributing only net available cash to the Partnership was contemplated by the note agreement. However, the note agreement does not explicitly authorize this use of funds; therefore, this treatment could constitute a default on the note and accelerate the amounts due or foreclose upon the note.To date, the Partnership has not foreclosed or accelerated the amounts due under the note agreement.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(3)  Note Receivable From Affiliate (continued)

       The Partnership has determined that the note receivable from the affiliates is impaired. At December 31, 1996 and 1995, interest that was not accrued amounted to $1,126,627. At December 31, 1996, the Partnership had no valuation allowance for impairment as the estimated fair value of the underlying collateral exceeded the recorded investment of the note. The average recorded investment in the impaired note receivable during 1996 and 1995 was $2,881,101 and $3,391,450 respectively. The Partnership did not recognize interest income on the note receivable in any of the years in the three year period ending December 31, 1996, due to the lack of principal reductions as required by the loan agreement and continued net losses by the Borrower.

(4)  Distributions

       For the years ended December 31, 1996, 1995 and 1994, the Partnership made distributions to its partners totaling $509,091, $212,121, and $339,394, respectively. Of these amounts, 99% was allocated to the limited partners ($120 per unit, $50 per unit, and $80 per unit, respectively) and 1% was allocated to the general partner.

(5)  Fair Value of Financial Instruments

       At December 31, 1996 and 1995, the carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of this financial instrument.

       The determination of the estimated fair value of the note receivable was not practicable as the note agreement does not provide for a predictable cash payment stream.

                  Independent Auditors' Report

The Partners
Hickory Lenders, Ltd.:

Under date of January 20, 1997, we reported on the balance sheets of Hickory Lenders, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Partnership adopted the provisions of statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditor for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditor for Impairment of a Loan - Income Recognition and Disclosure", in 1995.

                                KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1997

                           Schedule IV
                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                  Mortgage Loans on Real Estate
                        December 31, 1996

                                                                      Principal
                                                                      amount of
                                                                      loan
                                                                      subject to
                                                            Carrying  delin-
                                                  Face      amount    quent
                        Final     Periodic        amount    of        principal
              Interest  maturity  payment  Prior  of        mortgage  or
Description   rate      date      terms    liens  mortgage  (1)(2)    interest
Hickory Hills,
Ltd., a
affiliate     10%       December  Upon the $ -    3,454,300 2,478,601    -
                        31, 1997  sale of
                                  property


                                    1996        1995        1994
                                    ____        ____        ____
(1) Balance at beginning
    of period                $ 3,228,601   3,454,300          -

  Deductions -
    Collections of principal     750,000     225,699          -

  Balance at close of period   2,478,601   3,228,601   3,454,300

(2) Aggregate cost for
    tax purposes               3,454,300   3,454,300   3,454,300

*The note receivable from affiliate represents a $3,228,601 note receivable from Hickory Hills, Ltd., an affiliate sharing the same General Partner. This note receivable bears interest at 10% per annum plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues" as defined in the Participating Loan Agreement. The note is secured by a mortgage on the debtor's land and improvements held for investment in Davidson County and Sumner County, Tennessee and by a security interest in any cash reserves or investment securities held by the debtor. Unpaid accrued interest ($0 at December 31, 1995) and principal payments become due upon the sale of the property or any portion thereof to the extent cash is available, but no later than December 31, 1997. An additional $1,126,627 of interest was due at December 31, 1996 which has not been recognized in income by the Partnership. See Note 3 to the financial statements.

See accompanying independent auditors' report.

                  Independent Auditors' Report

The Partners
Hickory Hills, Ltd.:

We have audited the accompanying balance sheets of Hickory Hills, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates make by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Hills, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived to be Disposed Of" on January 1, 1996.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency, a note due in full on December 31, 1997 which the Partnership will be unable to repay, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1997

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1996 and 1995

           Assets                           1996          1995

Cash and cash equivalents (note 5)       $ 142,345       259,074
Restricted cash (note 2)                   258,676       336,112
Land and improvements held for
     investment (notes 4 and 5)          2,473,839     2,740,975
Other assets                                   280        21,293

        Total assets                  $  2,875,140     3,357,454

Liabilities and Partners' Deficit
Liabilities:
  Note payable to affiliate (note 5) $ 3,454,300 3,454,300 Accrued interest payable to
     affiliate (note 5)                  1,126,627     1,526,399
  Accrued property taxes                    10,635         9,855
  Other accrued expenses                    81,902        47,100

        Total liabilities                4,673,464     5,037,654

Partners' deficit:

Limited partners (1,800 units
  outstanding)                         (1,798,424)   (1,680,300)
General partner                               100           100

        Total Partners' deficit        (1,798,324)   (1,680,200)
Commitments and contingencies
     (notes 5, 6, and 8)

        Total liabilities
        and partners' deficit        $  2,875,140     3,357,454






See accompanying notes to financial statements.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1996, 1995, and 1994

                                  1996        1995        1994

Revenues:
   Sales of land
     and improvements         $1,180,250     925,010     810,500
   Cost of land and
      improvements sold        (774,505)    (707,893)   (743,616)
   Selling expenses (note 3)    (81,660)     (64,648)    (54,083)

      Income on sales of
        land and improvements
        held for investment      324,085     152,469      12,801

   Interest income                31,331      24,238      15,419
   Miscellaneous income              -          -             22


       Total revenues            355,416     176,707      28,242

Expenses:
   Program management
       fee (note 3)                3,000      3,000        3,000
   Legal and accounting
       (note 3)                   13,782     12,925       11,682
   General and administrative      8,270      8,381        6,753
   Property taxes                 35,058     39,683       35,623
   Land maintenance fees          63,202     23,199       26,090
   Interest (notes 3 and 5)      350,228     350,288     350,227

       Total expenses            473,540     437,416     433,375

       Net loss               $ (118,124)   (260,709)   (405,133)

Net loss allocated to:
     Limited partners         $ (118,124)   (260,709)   (405,133)
     General Partner          $   -              -           -

Net loss per limited
  partner unit                $   (65.62)    (144.84)    (225.07)

Weighted average units
  outstanding                      1,800       1,800       1,800

See accompanying notes to financial statements.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Deficit

          Years ended December 31, 1996, 1995, and 1994

                         Limited           General
                        partners           partner       Total
                      Units     Amount

Balance at
  December 31, 1993  1,800 $ (1,014,458)      100  (1,014,358)

Net loss               -       (405,133)       -     (405,133)
                   -------      --------  --------    --------
Balance at
  December 31, 1994  1,800   (1,419,591)      100  (1,419,491)

Net loss               -       (260,709)        -    (260,709)
                   -------      --------  --------   ---------
Balance at
  December 31, 1995  1,800   (1,608,300)      100  (1,680,200)

Net loss               -       (118,124)        -  (1,798,324)
                   _______       _______   _______     _______
Balance at
  December 31, 1996  1,800 $ (1,798,424)      100  (1,798,324)


















See accompanying notes to financial statements.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1996, 1995, and 1994

                                    1996       1995       1994
                                    ____       ____       ____
Cash flows from operating
 activities:
  Net loss                   $  (118,124)    (260,709)  (405,133)
  Adjustments to reconcile net
    loss to net cash (used)
    provided by operating
    activities:
       Cost of land and
         improvements sold        774,505     707,893    743,616
       Cost of land
         improvements            (507,369)   (244,042)  (400,576)
       (Decrease) increase
         in restricted cash        77,436     (81,261)  (254,851)
       (Decrease) increase
         other assets              21,013     (20,828)      (192)
       (Decrease) increase
         in accrued interest
         payable to affiliate    (399,772)      40,228     75,227
       Increase (decrease)
         in accrued property taxes    780     (25,586)    (1,862)
       Increase (decrease)
         in other accrued expenses 34,802       10,900   (17,175)
                                  -------      -------   --------
         Total adjustments          1,395      387,304    144,187

         Net cash provided
            (used) by operating
            activities           (116,729)    126,595   (260,946)
         Net change in cash and
            cash equivalents     (116,729)    126,595   (260,946)

Cash and cash equivalents
    at beginning of year          259,074     132,479     393,425
Cash and cash equivalents
    at end of year             $  142,345     259,074    132,479

Supplemental Disclosures of
    Cash Flow Information:

Cash paid during the year
    for interest               $  750,000     310,000    275,000

See accompanying notes to financial statements.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)    Summary of Significant Accounting Policies

       (a)  Organization

       Hickory Hills, Ltd. (the Partnership), a Tennessee limited partnership, was organized on September 15, 1987, to acquire three tracts of undeveloped land located in the Nashville metropolitan and Hendersonville, Tennessee areas. The General Partner is 222 Hickory, Ltd., and the general partner of 222 Hickory, Ltd. is 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method and includes only those assets, liabilities, and results of operations which relate to the business of the Partnership.

       (b)  Estimates

       Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the land held for investment in accordance with the provisions of SFAS No. 121. Actual results could differ from those estimates.

       (c)  Cash and Cash Equivalents

       The Partnership considers all short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 1996 and 1995, the management of the Partnership has reserved cash balances of $53,500 and $43,750, respectively, for payment of impact fees.

       Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

       (d) Land and Improvements Held for Investments

       Land is recorded at cost and includes two tracts of undeveloped land representing approximately 235 and 237 acres at December 31, 1996 and 1995, respectively. Of these amounts, management believes that 208 and 210 acres are

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)    Summary of Significant Accounting Policies (continued)

       sellable at December 31, 1996 and 1995, respectively. In addition, the Partnership owns one tract of land developed into residential lots with 24 and 63 lots remaining at December 31, 1996 and 1995, respectively. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest and property taxes are charged to expense once development is substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of a tract.

       The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) NO. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of on January 1, 1996. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet definitions of impairment under SFAS No. 121. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, result of operations, or liquidity.

       (e)  Income Recognition

       Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)    Summary of Significant Accounting Policies (continued)

       criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

       (f)  Income Taxes

       No provision has or will be made for Federal or state income taxes since such taxes are the responsibility of the partners.

       Annually, the partners receive, from the Partnership, IRS Form K-1's which provides them with their respective share of taxable income or losses, deductions, and other tax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land and improvements held for investment. For income tax purposes certain costs were capitalized as additional land improvement costs.

       (g)  Partnership Allocations

       Net profits, losses and distribution of cash flow of the Partnership are allocated to the Partners in accordance with the Partnership agreement as follows:

       Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership has distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)    Summary of Significant Accounting Policies (continued)

       difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27 to 73. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

       Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual, cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

       (h)  Reclassifications

       Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)    Restricted Cash

       At December 31, 1996 and 1995, the Partnership has restricted cash balances of $258,676 and $336,112, respectively, to be used to fund property improvements, consisting of road and utility work.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(3)    Related Party Transactions

       The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the general partner receive fees and commissions for performing certain services. Expenses incurred for these services during 1996, 1995, and 1994 are as follows:

                                      1996      1995      1994

       Accounting fees            $  2,100       1,500     1,500
       Program management fee        3,000       3,000     3,000
       Engineering fees             24,765         -         -
       Real estate commissions      37,290      23,694    24,315
       Interest expense          $ 350,228     350,228   350,227

(4)    Land and Improvements Held for Investment

       The components of land and improvements held for investment at December 31, are as follows:
                                  1996           1995
       Land                   $1,538,626      1,955,823
       Land Improvements         935,213        785,152
                               ---------     ----------
                              $2,473,839      2,740,975

       The aggregate cost for federal income tax purposes was $
       3,378,273 and $ 2,940,975 at December 31, 1996 and 1995,
       respectively.

(5)    Note Payable to Affiliate

       The note payable to affiliate represents a $3,454,300 long-term note payable to Hickory Lenders, Ltd. (the Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 10% plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on the land and improvements held for investment and by a security interest in any unrestricted cash or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 1997.

       During 1996 and prior years, the Partnership retained portions of the net proceeds from sales without paying the applicable principal balance or accrued interest to the Lender. The cumulative principal balance currently payable to the Lender is $1,562,428 and 1,247,573 and $930,713 at
       December 31, 1996 and 1995, respectively.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(5)    Note Payable to Affiliate - continued

       General Partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does no explicitly authorize the retention of these funds; therefore, this treatment could constitute a default on the note agreement. In such an event the Lender is required to foreclose the loan and accelerate the amounts due or foreclose upon the note. To date, the Lender has not foreclosed or accelerated the amounts due under the loan agreement.

(6)    Commitments

       The Partnership has granted an exclusive option to a home builder to purchase all remaining lots in the Harbortowne Subdivision in accordance with a specified takedown and pricing schedule. The per lot price will increase to $23,500, and will increase $2,000 annually thereafter.

(7)    Fair Value of Financial Instruments

       At December 31, 1996 and 1995, the carrying amounts of cash and cash equivalents, restricted cash, and accrued liabilities approximate their fair values because of the short maturity of those financial instruments.

       The determination of the estimated fair values of the note payable and the related accrued interest payable was not practicable as the note agreement does not provide for a predictable cash payment stream.

(8)  Going Concern

       The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has a note due on December 31, 1997 which the General Partner does not expect the Partnership to have the liquidity to retire the debt in full. The General Partner of the Borrower plans to negotiate an extension of the loan term. If an extension is not received and the Partnership does not repay the Note, the Lender would foreclose and take the Property. The Registrant would then be dissolved.

       This uncertainty raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      HICKORY LENDERS, LTD.
                (A Tennessee Limited Partnership)

                          Exhibit Index

Exhibit

     3 Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A1 to the Prospectus of Registrant dated December 3, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

     10A  Loan Agreement by and among Hickory Hills, Ltd. and
          Hickory Lenders, Ltd., incorporated by reference to
          Exhibit 10.1 to Registrant's Form S-18 Registration
          Statement as filed on October 23, 1987.

     10B Deed of Trust and Security Agreement by and among Hickory Hills, Ltd. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant's Form S-18
          Registration Statement as filed on October 23, 1987.

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

                              HICKORY LENDERS, LTD.

                                By:     222 Hickory, Ltd.
                                        General Partner

                                By:     222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1997           By:     /s/Steven D. Ezell
                                        President and Director

DATE:  March 27, 1997           By:     /s/Michael A. Hartley
                                        Vice-President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              HICKORY LENDERS, LTD.

                                By:     222 Hickory, Ltd.
                                        General Partner

                                By:     222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1997           By:     /s/Steven D. Ezell
                                        President and Director

DATE:  March 27, 1997           By:     /s/Michael A. Hartley
                                        Vice-President and Director


     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

      No annual report or proxy material has been sent to security holders.