Form 10-Q
period 1997-03-31
HICKORY LENDERS LTD
filed 1997-05-16
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1997

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


                FINANCIAL STATEMENTS
      For The Three Months Ended March 31, 1997


                        INDEX



  Financial Statements:

          Balance Sheets                        3
          Statements of Operations              4
          Statements of Cash Flows              5
          Notes to Financial Statements         6



                HICKORY LENDERS, LTD.
               (A Limited Partnership)

                   BALANCE SHEETS
                     (Unaudited)



                               March 31,   December 31,
                                 1997          1996
                               ---------     --------

               ASSETS

Cash                             $64,457       $374,088

Note receivable from
  affiliate                                   2,358,6012,478,601

Loan costs                                       13,43917,919

          Total Assets        $2,436,497     $2,870,608
                              ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY


Accounts Payable                                $ 5,450-
Partners' Equity:

  Limited Partners (4,200 units
     outstanding)                             2,431,0472,870,608
  General Partner                                  -   -

  Total Liabilities &
     Partners' Deficit                       $2,436,497$2,870,608
                              ==========     ==========










               See notes to financial statements.

/TABLE


                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                         Quarter and
                                     Year to Date Ending
                                          MARCH 31,
                                    ____________________

                                   1997           1996
                                   ____           ____

REVENUE:
          None
EXPENSES:

    Legal & Accounting Fees        8,200         $8,576
    General & Admin. Expenses        889            313
    Mortgage Servicing Fee         1,750          1,750
    Amortization                                  4,4804,480

          Total Expenses         $15,319        $15,119


NET LOSS                        $(15,319)     $(15,119)









                See notes to financial statements



                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                     Year-to-date
                                      MARCH 31,
                                   1997          1996
Cash Flows from Operating Activities:

    Net Loss                    $(15,319)    $ (15,119)
    Adjustments to reconcile Net
    Income to Net Cash used in
    Operating Activities:

    Amortization                                 4,480 4,480
    Increase in Accounts Payable   5,450          -

          Total Adjustments        9,930         4,480

          Net Cash used in
          Operating Activities    (5,389)      (10,639)


Cash Flows from Financing Activities:

    Principal payments received  120,000       120,000
    Cash Distributions                        (424,242)(212,121)

          Net Cash used in
          Financing Activities: (304,242)      (92,121)

          Net Decrease in
          Cash and Cash Equivalents(309,631)  (102,760)


CASH AT JANUARY 1,               374,088       150,582

CASH AT MARCH 31,                            $  64,457 $47,822
                                =========      ========


               See notes to financial statements.
/TABLE

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1997
                           (Unaudited)


A.ACCOUNTING POLICIES

 The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                            1997       1996
                          ________   ________
  Management Fees         $  1,750    $ 1,750



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997.

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

The Note receivable to Affiliate comes due on December 31, 1997. The General Partner plans to negotiate an extension of the loan term. The General Partner does not expect the Borrower to have the liquidity to retire the debt in full on December 31, 1997. Because the Borrower and the Registrant share the same general partner, it may be necessary to appoint an independent party to represent the general partner for the Registrant, the Borrower or both during the loan negotiations. However, if the loan term is not extended, the lack of payment would constitute a default on the loan agreement. In such an event the Registrant is required to foreclose the loan. Currently, the Partnership has not foreclosed or accelerated the amounts due under the loan agreement.

Overall operations of the Registrant have not fluctuated significantly from previous quarters.

During the first quarter of 1997, the Borrower sold 6 lots at the Hendersonville Property for $23,500 per lot and one lakefront lot for $60,000. From these proceeds, $120,000 in interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses.

FINANCIAL CONDITION

LIQUIDITY

At April 30, 1997, the Registrant had approximately $52,989 in cash reserves. These funds are expected to be sufficient through 1997.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


 (a)  Exhibits

 Exhibit 27 - Financial Data Schedule for the First Quarter of 1997

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


                        HICKORY LENDERS, LTD.
                        By: 222 HICKORY, LTD.
                               General Partner


                               By:222 PARTNERS, INC.
                                  General Partner



Date:    May 15, 1997             By:/s/ Steven D. Ezell
                               President



Date:    May 15, 1997             By:/s/Michael A. Hartley
                                  Secretary/Treasurer