Form 10-Q
period 1997-06-30
HICKORY LENDERS LTD
filed 1997-08-14
CIK 824482

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q

                          (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the period ended June 30, 1997

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


                     FINANCIAL STATEMENTS
            For The Six Months Ended June 30, 1997


                             INDEX



          Financial Statements:

          Consolidated Balance Sheets            3
          Consolidated Statements of Operations  4
          Consolidated Statements of Cash Flows  5
          Notes to Financial Statements          6



                     HICKORY LENDERS, LTD.
                    (A Limited Partnership)

                        BALANCE SHEETS
                          (Unaudited)



                            June 30, 1997      December 31, 1996

                            -------------        -------------

                                  ASSETS

CASH                            $ 27,040          $  374,088

NOTE RECEIVABLE FROM AFFILIATE 2,133,601           2,478,601

LOAN COSTS                         8,959              17,919

        Total Assets         $ 2,169,600         $ 2,870,608
                              ==========          ==========



                     LIABILITIES AND PARTNERS' EQUITY



PARTNERS' EQUITY:

   Limited partners (4,200
      units outstanding)       2,169,600           2,870,608
   General partner                  -                   -

   Total partners' equity      2,169,600           2,870,608

                              ==========          ==========










                    See notes to financial statements.



/TABLE


                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                              Quarter to Date    Year to Date
                                       Ending JUNE 30,
                             ----------------------------------

                             1997     1996      1997       1996

REVENUE:

Interest                  $5,269  $ 2,578   $ 5,269    $ 2,578

EXPENSES:

 State Income Tax          2,968    1,121     2,968      1,121
 Legal & Accounting Fees   2,972    3,691    11,172     12,267
 General & Admin. Expenses   -        -         888        312
 Mortgage Servicing Fee    1,750    1,750     3,500      3,500
 Amortization              4,480    4,480     8,960      8,960

      Total Expenses      12,170   11,042    27,488     26,160


NET LOSS                  (6,901)  (8,464) $(22,219)  $(23,582)









                     See notes to financial statements



                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            Year-to-date
                                             JUNE 30,
                                     --------------------------
                                            1997      1996

Cash Flows from Operating Activities:

  Net Loss                            $ (22,219) $(23,583)
  Adjustments to reconcile Net
  Income to Net Cash used in
  Operating Activities:

      Amortization                        8,960     8,960

      Total Adjustments                   8,960     8,960

Net Cash used in
      Operating Activities              (13,259)  (14,623)

Cash Flows from Financing Activities:

      Distribution to Partners         (678,788) (212,121)
      Principal payments received       345,000   120,000

Net Cash used in Financing Activities: (333,788)  (92,121)

      Net Increase/(Decrease) in
      Cash and Cash Equivalents        (347,047) (106,744)


CASH AT JANUARY 1,                      374,088   150,582

CASH AT JUNE 30,                         27,040  $ 43,838
                                       =========  ========


                    See notes to financial statements.


                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1997
                           (Unaudited)


     A.ACCOUNTING POLICIES

      The  unaudited  financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position
           and results of operations.   The results of operations for
           the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


     B.RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                             1997      1996
                           --------   -------
      Management Fees        $3,500  $  3,500



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

     During the first six months of 1997, the Borrower sold 16 lots at the Hendersonville Property for $23,500 per lot and one lakefront lot for $60,000. From these proceeds, $345,000 in interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses.

     FINANCIAL CONDITION

     LIQUIDITY

     At July 31, 1997, the Registrant had approximately $25,290 in cash reserves. These funds are expected to be sufficient through 1997.

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


                         HICKORY LENDERS, LTD.

                         By:  222 HICKORY, LTD.
                         General Partner


                         222 PARTNERS, INC.
                         General Partner



     Date: August 14, 1997         By:/s/ Steven D. Ezell
                                     President



     Date:  August 14, 1997        By:/s/ Michael A. Hartley
                                    Secretary/Treasurer