Form 10-Q
period 1997-09-30
HICKORY LENDERS LTD
filed 1997-11-21
CIK 824482

          FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

                               (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                 For the period ended September 30, 1997

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


                           FINANCIAL STATEMENTS
               For The Nine Months Ended September 30, 1997


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

                             BALANCE SHEETS
                               (Unaudited)



                         September 30, 1997    December 31, 1996

                            -------------        -------------

                                  ASSETS

CASH                            $ 25,290          $  374,088

NOTE RECEIVABLE FROM AFFILIATE 2,133,601           2,478,601

LOAN COSTS                         4,479              17,919

        Total Assets         $ 2,163,370         $ 2,870,608
                              ==========          ==========



                     LIABILITIES AND PARTNERS' EQUITY



PARTNERS' EQUITY:

   Limited partners (4,200
      units outstanding)       2,163,370           2,870,608
   General partner                  -                   -

   Total partners' equity      2,163,370           2,870,608

                              ==========          ==========










                    See notes to financial statements.



/TABLE


                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)



                       Quarter Ending      Year to Date Ending
                                  SEPTEMBER 30,
                                _________________

                       1997      1996        1997      1996
                       ____      ____        ____      ____

REVENUE:

     Interest           -         -         5,269     2,578

EXPENSES:

 State Income Tax       -         -        2,968      1,121
 Legal &
  Accounting Fees       -        300      11,172     12,567
 General &
  Admin. Expenses       -        352         889        664
 Mortgage
  Servicing Fee      1,750     1,750       5,250      5,250
 Amortization        4,480     4,480      13,440     13,440

 Total Expenses      6,230     6,882      33,719     33,042


NET LOSS           $(6,230)   (6,882)    (28,450)   (30,464)









                       See notes to financial statements


                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            Year-to-date
                                            SEPTEMBER 30,
                                     __________________________
                                      1997                1996
                                      ____                ____
Cash Flows from Operating Activities:

  Net Loss                        $(28,450)       (30,464)
  Adjustments to reconcile Net
  Income to Net Cash used in
  Operating Activities:
  Amortization                      13,440         13,440

  Net Cash used in
     Operating Activities          (15,010)       (17,024)

Cash Flows from Financing Activities:

Payment received on
   Note Receivable                 345,000        400,000
Distribution to Partners          (678,788)      (509,091)
Net Cash (used in)/provided
    by Financing Activities       (333,788)      (109,091)

Net Increase/(Decrease) in Cash
   and Cash Equivalents           (348,798)      (126,115)


CASH AT JANUARY 1,                 374,088        150,582

CASH AT SEPTEMBER 30,               25,290      $  24,467
                                  =========      ========


                      See notes to financial statements.


                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 1997
                               (Unaudited)


  A.ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

  B.RELATED PARTY TRANSACTIONS

    The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                       1997           1996
                                   ________       ________
          Management Fees          $  5,250          5,250
          Accounting Fees             1,600          1,500



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

 During the first six months of 1997, the Borrower sold 16 lots at the Hendersonville Property for $23,500 per lot and one lakefront lot for $60,000. From these proceeds, $345,000 in interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses. There were no sales during the third quarter 1997.

 LIQUIDITY

  At October 31, 1997 the Registrant had approximately $25,290 in cash reserves. Due to the minimal expenses of the Registrant, these funds are expected to be sufficient through 1997.

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


                             HICKORY LENDERS, LTD.

                             By:  222 HICKORY, LTD.
                                  General Partner


                                  By:  222 PARTNERS, INC.
                                       General Partner



 Date: November 21, 1997          By:/s/ Steven D. Ezell
                                       President



 Date: November 21, 1997          By:/s/ Michael A. Hartley
                                       Secretary/Treasurer