Form 10-K405
period 1997-12-31
HICKORY LENDERS LTD
filed 1998-03-31
CIK 824482

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                 [X]
     The aggregate sales price of the Units of Limited Partnership Interest to nonaffiliates was $4,200,000 as of February 28, 1998. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the Public. There is no current market for these Units.

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

Narrative Description of Business

     The Registrant issued a $3,454,300 participating mortgage note (the "Lender Financing") in 1988, maturing on December 31, 1997, to Hickory Hills, Ltd. (the "Borrower"), an affiliated Partnership sharing the same General Partner. The Proceeds of the Lender Financing were used by the Borrower, together with the Borrower's equity funds, to acquire the Properties and fund reserves. The Lender Financing entitles the registrant to receive a priority return of interest and principal and a 55% profit participation upon the sale of the properties. The Registrant continues its policy begun in 1991 of not recognizing interest income for financial reporting purposes on the Lender Financing. This policy was adopted because there had not been any payments made on the Lender Financing since its inception and there has been no independent verification of the value of land held as collateral. Interest income of approximately $350,000 a year will be recognized for tax and loan payment purposes. The note due date was extended from December 31, 1997 to December 31, 1998 in 1997.

     As of December 31, 1997, the Properties securing the Lender Financing consisted of approximately 230 acres in Nashville, Davidson County, Tennessee and a residential subdivision in Hendersonville, Sumner County, Tennessee on Old Hickory Lake with 243 lots of which 7 lots remain unsold. The Nashville property was purchased partially developed. During 1997 and 1996, the Registrant did certain site work required by sales and made a contribution to the city towards the future improvements of Old Hickory Boulevard. The land is expected to be sold for use as industrial/office distribution and residential property. Extensive infrastructure development has been completed on the Hendersonville property.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership

     Interest and Related Security Holder Matters

     There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on December 3, 1987 of 4,200 Units of Limited Partnership Interest at $1,000 per Unit. The offering of $4,200,000 was fully subscribed and closed on August 31, 1988. As of February 28, 1998, there were 369 holders of record of the Units of Limited Partnership Interests.

     Distributions of $672,000 were made to unit holders during 1997. There were no material restrictions upon Registrant's present or future ability to make distributions following the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                       For the Year Ended
                          December 31,
                  1997      1996       1995       1994       1993
Interest
  income        $   5,269        4,449      4,061      5,747      6,006
Net loss          (35,478)     (35,323)   (34,068)   (33,134)   (33,285)
Net loss per limited
  partner unit     (10.06)       (9.62)     (8.62)     (7.89)     (7.93)
Distributions per
  limited partner
  unit                160          120         50         80        100

Total assets    2,156,342    2,870,608  3,415,022  3,661,211  4,033,739
Note receivable
  affiliate     1,833,601    2,478,601  3,228,601  3,454,300  3,454,300
Interest receivable
  affiliate             -            -          -     84,301    359,301

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation

     Due to the nature of the Registrant, all activity is a result of transactions with Hickory Hills, Ltd., the Borrower.

Sales

     The Borrower sold 17, 39, and 38 lots in 1997, 1996, and 1995 respectively, on the Hendersonville property to Phillips Builders under the terms of the exclusive option contract negotiated in 1991. Gross sales proceeds were $ 436,000, $992,000, and $770,610 in 1997, 1996, and 1995
respectively. Of the lots sold, one of 17 in 1997 and three of the 39 in 1996 were lake front lots which sold for significantly higher prices and carried a higher applicable principal balance. The Borrower also sold 6.14, 2.5, and 3.86 acres in 1997, 1996, and 1995, respectively, of the Nashville property for gross proceeds of $ 500,050, $188,250, and $154,400, respectively. From the proceeds of all sales, $ 645,000, $750,000, and $310,000 in 1997, 1996, and 1995, respectively, was paid to the Registrant in interest and the remainder was retained for operations and development. The Applicable Principal Balance assigned to 1997, 1996, and 1995 sales is $275,212, $314,855, and $316,860, respectively. The cumulative Applicable Principal Balance as of December 31, 1997 is $1,866,516 and is payable from future sales after all accrued interest is paid.

Operations

     There has been very little change in the operations of the registrant and no significant changes are expected in the future.

     The Registrant continues its policy begun in 1991 of not recognizing interest income for financial reporting purposes on the Lender Financing. This policy was adopted because there had not been any payments made on the Lender Financing since its inception and there has been no independent verification of the value of land held as collateral. Interest income of approximately $350,000 a year will be recognized for tax and loan payment purposes. The unpaid accrued interest balance for loan payment purposes is $831,855 at December 31, 1997. The Registrant received $645,000, $750,000,and $310,000 payments on the Lender Financing in 1997, 1996, and 1995, respectively.

Financial Condition and Liquidity

     At February 28,1998, the Registrant had $59,753 in cash and cash equivalents to meet its 1998 operating expenses, which are not significant. Therefore the General Partner believes that the present cash balance will be sufficient to cover the operating expenses for 1998.

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

We have considered the impact of the Year 2000 issues on our computer systems and applications and developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Partnership.

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

W. Gerald Ezell

     W. Gerald Ezell, age 67, is a director of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

     Steven D. Ezell, age 45, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.
He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 38, serves as a Secretary/Treasurer and Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11. Executive Compensation

     During 1997, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1998 no person or "group" (as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1997, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000, refer to Note 2 of the notes to Financial Statements in Item 8.

     The Registrant loaned $3,454,300 to Hickory Hills, Ltd., an affiliated partnership, in 1988. The Registrant received $645,000, $750,000, and $310,000 on the Lender Financing in 1997, 1996 and 1995, respectively.
An additional $831,855 of accrued interest is due under the terms of the loan which has not been recognized as income by the Registrant. The note was due on December 31, 1997 but was extended for one year. The General Partner does not expect the Partnership to have the liquidity to retire the debt in full at December 31, 1998. The General Partner of the Borrower plans to negotiate an extension of the loan term. If an extension is not received and the Borrower does not repay the Note, the Registrant could foreclose and take the Property.

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

     27  Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the last quarter of 1997.

                  Independent Auditors' Report

The Partners
Hickory Lenders, Ltd.:

We have audited the accompanying balance sheets of Hickory Lenders, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Lenders, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                        KPMG Peat Marwick LLP

Nashville, Tennessee
January 30, 1998

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1997 and 1996

                Assets                        1997       1996

Cash and cash equivalents              $     322,741    374,088
Note receivable from affiliate(note 3)     1,833,601  2,478,601
Deferred loan costs, less accumulated
  amortization of $179,200 in 1997 and
  $161,281 in 1996                                 -     17,919

                                       $   2,156,342  2,870,608

           Partners' Equity

Limited Partners (4,200 units
  outstanding)                         $   2,156,342  2,870,608
General Partners                                   -          -

Commitments and contingencies
   (notes 2 and 3)

    Total partners' equity             $   2,156,342 2,870,608



















See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1997, 1996 and 1995

                                    1997        1996        1995

Interest income               $    5,269       4,449       4,061

Expenses:
  Mortgage service fee (note 2)    7,000       7,000       7,000
  Legal and accounting fees
        (note 2)                  11,972      13,067      11,776
  General and administrative       3,856       1,785       1,433
  Amortization                    17,919      17,920      17,920

        Total expenses            40,747      39,772      38,129

        Net loss              $  (35,478)    (35,323)    (34,068)

Net loss allocated to:
  Limited partners            $  (42,266)    (40,414)    (36,189)
  General partner                  6,788       5,091       2,121

Net loss per
  limited partner unit        $   (10.06)      (9.62)      (8.62)

Weighted average units
  outstanding                       4,200      4,200       4,200

















See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1997, 1996 and 1995

                             Limited         General
                            partners         partner       Total
                       Units     Amounts
Balance at
  December 31, 1994    4,200 $ 3,661,211          -    3,661,211

     Net loss            -       (36,189)      2,121     (34,068)

     Distributions to
       partners (note 4) -      (210,000)     (2,121)   (212,121)
                     _______      _______     _______     _______
Balance at
  December 31, 1995    4,200   3,415,022          -    3,415,022

     Net loss            -       (40,414)      5,091     (35,323)

     Distributions to
      partners (note 4)  -      (504,000)     (5,091)   (509,091)
                     _______      _______     _______     _______
Balance at
  December 31, 1996    4,200   2,870,608          -    2,870,608

     Net loss            -       (42,266)      6,788     (35,478)

     Distributions to    -      (672,000)     (6,788)   (678,788)
      partners (note 4)------     -------     --------     -------

Balance at
  December 31, 1997    4,200  $2,156,342          -    2,156,342







See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1997, 1996 and 1995

                                    1997        1996        1995

Cash flows from operating
  activities:
Net loss                       $   (35,478)   (35,323)   (34,068)
     Adjustments to reconcile
     net loss to net cash (used in)
     provided by operating
     activities:
       Amortization                 17,919     17,920     17,920
       Decrease in interest
         receivable from
         affiliate                       -          -     84,301

Net cash (used in) provided by
  operating activities             (17,559)  (17,403)     68,153

Cash flows from financing activities:

     Distributions to partners    (678,788) (509,091)   (212,121)
     Decrease in note receivable
       from affiliate              645,000   750,000     225,699

Net cash (used in) provided by
  financing activities             (33,788)  240,909      13,578

(Decrease) increase in net
  cash and cash equivalents        (51,347)  223,506      81,731

Cash and cash equivalents
  at beginning of year             374,088   150,582      68,851

Cash and cash equivalents
  at end of year               $   322,741   374,088     150,582


Supplemental disclosure of cash flows information:
     Cash paid during the year
       for state income taxes   $    2,968     1,121           -

See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements
                   December 31, 1997 and 1996

(1)    Summary of Significant Accounting Policies

  (a)  Organization

       Hickory Lenders, Ltd. (the Partnership), a Tennessee limited partnership, was organized on September 15, 1987, to lend amounts to corporations, partnerships and other entities engaged primarily in the business of owning and operating real estate. The General Partner is 222 Hickory, Ltd., and the general partner of 222 Hickory, Ltd. is 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method and includes only those assets, liabilities, and results of operations which relate to the business of the Partnership.

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

  (d)  Note Receivable from Affiliate

       The Partnership, considering current information and events regarding the borrower's ability to repay its obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note is considered to be impaired, the amount of the impairment is measured based upon the estimated fair value of the underlying collateral. The Partnership will establish an impairment allowance for the amount that the recorded value of the note exceeds its estimated fair value. The impairment allowance is established by a charge to earnings. Any cash receipts on
                               F-6

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies, continued

       impaired notes receivable are applied to reduce the principal amount and are recognized as interest income, thereafter.

  (e)  Deferred Loan Costs

       Deferred loan costs were amortized by the straight-line method over the ten year term of the note receivable from the affiliate.

  (f)  Income Taxes

       No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. The Partnership is subject to a six percent state tax on certain interest income.

       Annually, the partners receive from the Partnership, IRS Form K-1's, which provide them with their respective share of taxable income or losses, deductions, and other tax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the recognition of interest income. For income tax purposes, the outstanding note receivable principal balance accrues interest at a compounded interest rate of 7.2% per annum. This results in a book basis of the note receivable of $1,833,601 and interest receivable of $0 at December 31, 1997 compared to a tax basis of $3,454,300 and $696,008, respectively.

  (g)  Partnership Allocations

       Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

       Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative
                               F-7



                         HICKORY LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies, continued

       cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27% to 73%. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

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

       Cumulative unpaid preferred returns are $2,806,348 and $2,974,348 at December 31, 1997 and 1996, respectively.

       (h)  Reclassifications

       Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)    Related Party Transactions

       The general partner and its affiliates have been actively involved in overseeing the note receivable agreement. Affiliates of the general partner receive fees for performing certain services. Expenses incurred for these services during 1997, 1996, and 1995 are as follows:
                                      1997      1996      1995

Mortgage service fee              $  7,000    7,000      7,000
Accounting fees                      1,850    2,100      1,500

                               F-8

                         HICKORY LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(3)  Note Receivable From Affiliate

       The note receivable from affiliate represents a $3,454,300 note receivable from Hickory Hills, Ltd., an affiliate sharing the same General Partner. This note receivable bears simple interest at 10% per annum plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on the debtor's land and improvements held for investment in Davidson County and Sumner County, Tennessee and by a security interest in any cash reserves or investment securities held by the debtor, unpaid accrued interest and principal payments become due upon the sale of the property or any portion thereof to the extent cash is available, but no later than December 31, 1998. In 1997, the note due date was extended from December 31, 1997 to December 31, 1998.

       Summarized financial information of Hickory Hills, Ltd. at December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, are presented below.

       Assets                                  1997        1996

Cash and cash equivalents               $    180,308      142,345
Restricted cash                              167,859      258,676
Land and improvements held for investment  2,071,767    2,473,839
Other assets                                     280          280
       Total assets                     $  2,420,214    2,875,140

Liabilities and Partners' Deficit
Liabilities:
  Note payable to affiliate             $  3,454,300    3,454,300
  Accrued interest payable to affiliate      831,855    1,126,627
  Accrued property taxes                       8,852       10,635
  Other accrued expenses                     101,270       81,902
       Total liabilities                   4,396,277    4,673,464

Partners' deficit:                        (1,976,063)  (1,798,324)
       Total liabilities and
       partners' deficit                 $ 2,420,214    2,875,140
                       F-9

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(3)  Note Receivable From Affiliate (continued)

Operations
                                      1997       1996       1995
Revenues:
Income on sales of land
  and improvements held for
  investment                     $  270,274    324,085    152,469
Interest income                      12,200     31,331     24,238
Miscellaneous income                  1,377          -          -

Total revenues                      283,851    355,416    176,707
Expenses:
  Property management fee             3,000      3,000      3,000
  Legal and accounting               13,070     13,782     12,925
  General and administrative          4,101      8,270      8,381
  Property taxes                     27,816     35,058     39,683
  Land maintenance fees              63,375     63,202     23,199
  Interest                          350,228    350,228    350,228

       Total expenses               461,590    473,540    437,416

       Net loss                $    177,739    118,124    260,709

Cash flows

Net cash provided by (used in)
  operating activities          $   37,963    (116,729)   126,595

       During 1997 and prior years, the affiliate retained portions of the net proceeds from sales without paying the applicable principal balance or accrued interest to the Partnership. This was done to fund anticipated future requirements for additional development and operations. During 1997 and 1996, the affiliate received net proceeds of $ 857,961 and $ 1,098,590, respectively, from the sale of property. The affiliate remitted interest to the Partnership in the amount of $645,000 and $750,000 in 1997 and 1996, respectively. The cumulative past-due principal balance payable to the Partnership is $1,866,516 and $1,591,304 at December 31, 1997
and 1996, respectively. The general partner believes that retaining sales proceeds for development and distributing only net available cash to the Partnership was contemplated by the note agreement. However, the note agreement does not explicitly authorize this use of funds; therefore, this treatment could constitute a default on the note and accelerate the amounts due or foreclose upon the note. To date, the Partnership has not foreclosed or accelerated the amounts due under the note agreement.
                              F-10

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(3)  Note Receivable From Affiliate (continued)

       The Partnership has determined that the note receivable from the affiliates is impaired. At December 31, 1997 and 1996, interest that was not accrued amounted to $1,126,627. At December 31, 1997, the Partnership had no valuation allowance for impairment as the estimated fair value of the underlying collateral exceeded the recorded investment of the note. The average recorded investment in the impaired note receivable during 1997 and 1996 was $2,156,101 and $2,881,101 respectively. The Partnership did not recognize interest income on the note receivable in any of the years in the three year period ending December 31, 1997, due to the lack of principal reductions as required by the loan agreement and continued net losses by the Borrower.

(4)  Distributions

       For the years ended December 31, 1997, 1996 and 1995, the Partnership made distributions to its partners totaling $678,788 and $509,091,and $212,121, respectively. Of these amounts, 99% was allocated to the limited partners ($160 per unit, $120 per unit, and $50 per unit, respectively) and 1% was allocated to the general partner.

(5)  Fair Value of Financial Instruments

       At December 31, 1997 and 1996, the carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of this financial instrument.

       The determination of the estimated fair value of the note receivable was not practicable as the note agreement does not provide for a predictable cash payment stream.
                           F-11

                  Independent Auditors' Report

The Partners
Hickory Lenders, Ltd.:

Under date of January 30, 1998, we reported on the balance sheets of Hickory Lenders, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                KPMG Peat Marwick LLP

Nashville, Tennessee
January 30, 1998

                               S-1

                           Schedule IV
                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                  Mortgage Loans on Real Estate
                        December 31, 1997

                                                                      Principal
                                                                      amount of
                                                                      loan
                                                                      subject to
                                                            Carrying  delin-
                                                  Face      amount    quent
                        Final     Periodic        amount    of        principal
              Interest  maturity  payment  Prior  of        mortgage  or
Description   rate      date      terms    liens  mortgage  (1)(2)    interest
Hickory Hills,
Ltd., a
affiliate     10%       December  Upon the $ -    3,454,300 1,833,601    -
                        31, 1998  sale of
                                  property

                           Schedule IV
                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                  Mortgage Loans on Real Estate
                        December 31, 1997
                           (continued)

                                    1997        1996        1995
                                    ____        ____        ____
(1) Balance at beginning
    of period                $  2,478,601     3,228,601   3,454,300

  Deductions -
    Collections of principal      645,000       750,000     225,699

  Balance at close of period    1,833,601     2,478,601   3,228,601

(2) Aggregate cost for
    tax purposes                3,454,300     3,454,300   3,454,300

*The note receivable from affiliate represents a $1,833,601 note receivable from Hickory Hills, Ltd., an affiliate sharing the same General Partner. This note receivable bears interest at 10% per annum plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues" as defined in the Participating Loan Agreement. The note is secured by a mortgage on the debtor's land and improvements held for investment in Davidson County and Sumner County, Tennessee and by a security interest in any cash reserves or investment securities held by the debtor.
Unpaid accrued interest and principal payments become due upon the sale of the property or any portion thereof to the extent cash is available, but no later than December 31, 1998. In 1997, the note terms were extended from December 31, 1997 to December 31, 1998. An additional $831,855 of interest was due at December 31, 1997 which has not been recognized in income by the Partnership. See Note 3 to the financial statements.

See accompanying independent auditors' report.


                       Independent Auditors' Report

The Partners
Hickory Hills, Ltd.:

We have audited the accompanying balance sheets of Hickory Hills, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Hills, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses from operations, resulting in a net capital deficiency, and a note due in full on December 31, 1998 which the Partnership will be unable to repay, that raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        KPMG Peat Marwick LLP

Nashville, Tennessee
January 30, 1998

                                    M-1


                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                              Balance Sheets

                        December 31, 1997 and 1996

           Assets                           1997          1996

Cash and cash equivalents (note 5)    $   180,308      142,345
Restricted cash (note 2)                  167,859      258,676
Land and improvements held for
     investment (notes 4 and 5)         2,071,767    2,473,839
Other assets                                  280          280

        Total assets                  $ 2,420,214    2,875,140

Liabilities and Partners' Deficit

Liabilities:

Note payable to affiliate (note 5) $ 3,454,300 3,454,300 Accrued interest payable to
   affiliate (note 5)                     831,855    1,126,627
Accrued property taxes                      8,852       10,635
Other accrued expenses                    101,270       81,902

        Total liabilities               4,396,277    4,673,464

Partners' deficit:

Limited partners (1,800 units
  outstanding)                         (1,976,163)  (1,798,424)
General partner                               100          100

        Total partners' deficit        (1,976,063)  (1,798,324)
     Commitments and contingencies
        (notes 5, 6, and 8)

        Total liabilities
        and partners' deficit        $  2,420,214    2,875,140






See accompanying notes to financial statements.


                                    M-2


                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                         Statements of Operations

               Years ended December 31, 1997, 1996, and 1995

                                  1997        1996        1995

Revenues:
   Sales of land
     and improvements        $     936,050   1,180,250     925,010
   Cost of sales of land and
      improvements held for       (587,687)   (774,505)   (707,893)
      investment
   Selling expenses(note 3)        (78,089)    (81,660)    (64,648)

      Income on sales of
        land and improvements
        held for investment        270,274      324,085    152,469

   Interest income                  12,200       31,331     24,238
   Miscellaneous income              1,377            -          -



       Total revenues              283,851      355,416     176,707

Expenses:
   Property management
       fee (note 3)                  3,000        3,000       3,000
   Legal and accounting
       (note 3)                     13,070       13,782      12,925
   General and administrative        4,101        8,270       8,381
   Property taxes                   27,816       35,058      39,683
   Land maintenance fees            63,375       63,202      23,199
   Interest (notes 3 and 5)        350,228      350,228     350,228

       Total expenses              461,590      473,540     437,416

       Net loss              $    (177,739)    (118,124)   (260,709)

Net loss allocated to:
     Limited partners        $    (177,739)    (118,124)   (260,709)
     General partner         $           -      -           -

Net loss per limited
  partner unit               $      (98.74)      (65.62)    (144.84)

Weighted average units
  outstanding                         1,800       1,800       1,800
See accompanying notes to financial statements.
                                    M-3


                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                      Statements of Partners' Deficit

               Years ended December 31, 1997, 1996, and 1995

                         Limited           General
                        partners           partner       Total
                      Units     Amount
Balance at
  December 31, 1994  1,800 $ (1,419,591)      100  (1,419,491)

Net loss                 -     (260,709)        -    (260,709)
                  --------     --------   --------   ---------
Balance at
  December 31, 1995  1,800   (1,608,300)      100  (1,680,200)

Net loss               -       (118,124)       -     (118,124)
                   -------      --------  --------    --------
Balance at
  December 31, 1996  1,800   (1,798,424)      100  (1,798,324)

Net loss               -       (177,739)       -     (177,739)
                   -------      --------  --------   ---------
Balance at
  December 31, 1997
                     1,800    $(1,976,163)     100      (1,976,063)
                   -------      --------  --------    --------














See accompanying notes to financial statements.





                                    M-4

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                         Statements of Cash Flows

               Years ended December 31, 1997, 1996, and 1995

                                    1997       1996       1995
                                    ____       ____       ____
Cash flows from operating
 activities:
  Net loss                   $   (177,739)   (118,124)   (260,709)
  Adjustments to reconcile net
    loss to net cash provided
    (used) by operating
    activities:
       Cost of sales of land and
         improvements held for
         investments               587,687     774,505     707,893
       Cost of land and
         improvements held for
           investment             (185,615)   (507,369)   (244,042)
       Decrease (increase)
         in restricted cash         90,817      77,436     (81,261)
       Decrease (increase) in
         other assets                    -      21,013     (20,828)
       (Decrease) increase
         in accrued interest
         payable to affiliate     (294,772)   (399,772)     40,228
       (Decrease) increase
         in accrued property taxes  (1,783)        780     (25,586)
       Increase in other
          accrued expenses           19,368     34,802      10,900
                                     -------    -------   --------
         Net cash provided by/
            (used in) operating
            activities               37,963   (116,729)    126,595
                                     -------    -------   --------
Net change in cash and
            cash equivalents         37,963   (116,729)    126,595

Cash and cash equivalents
    at beginning of year            142,345    259,074     132,479
Cash and cash equivalents
    at end of year             $    180,308    142,345     259,074

Supplemental Disclosures of
    Cash Flow Information:

Cash paid during the year
    for interest               $    645,000    750,000     310,000

See accompanying notes to financial statements.
                                    M-5

                      HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

                   December 31, 1997 and 1996

(1)    Summary of Significant Accounting Policies

       (a)  Organization

     Hickory Hills, Ltd. (the Partnership), a Tennessee limited partnership, was organized on September 15, 1987, to acquire three tracts of undeveloped land located in the Nashville metropolitan and Hendersonville, Tennessee areas. The General Partner is 222 Hickory, Ltd., and the general partner of 222 Hickory, Ltd. is 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method and includes only those assets, liabilities, and results of operations which relate to the business of the Partnership. In the event that the Partnership has short-term cash deficiencies, the General Partner can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.

       (b)  Estimates

     Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the land and improvements held for investment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Actual results could differ from those estimates.

       (c)  Cash and Cash Equivalents

       The Partnership considers all short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 1997 and 1996, the management of the Partnership has reserved cash balances of $55,250 and $53,500, respectively, for payment of impact fees. Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

       (d) Land and Improvements Held for Investments

       Land is recorded at cost and includes two tracts of undeveloped land representing approximately 230 and 235 acres at December 31, 1997 and 1996, respectively. In addition, the Partnership owns one tract of land developed into residential lots with 7 and 24 lots remaining at December 31, 1997 and 1996, respectively. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest and property taxes are charged to expense once development is substantially complete.
                               M-6

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements


(1)    Summary of Significant Accounting Policies (continued)

       Land improvement costs include development costs expended subsequent to the acquisition of a tract.

       The Partnership adopted the provisions of SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet definitions of impairment under SFAS No. 121. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, result of operations, or liquidity.

       (e)  Income Recognition

       Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.
                              M-7
                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements


(1)    Summary of Significant Accounting Policies (continued)

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

       (g)  Partnership Allocations

       Net profits, losses and distribution of cash flow of the Partnership are allocated to the Partners in accordance with the Partnership agreement as follows:

       Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership has distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27% to 73%. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

       Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual, cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received
                                M-8


                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements


(1)    Summary of Significant Accounting Policies (continued)

       an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

       Cumulative unpaid preferred returns are $2,214,000 and $1,998,000 at December 31, 1997 and 1996, respectively.

       (h)  Reclassifications

       Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)    Restricted Cash

       At December 31, 1997 and 1996, the Partnership has restricted cash balances of $167,859 and $258,676, respectively, to be used to fund property improvements, consisting of road and utility work.

(3)    Related Party Transactions

       The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the general partner receive fees and commissions for performing certain services. Expenses incurred for these services during 1997, 1996, and 1995 are as follows:

                                      1997      1996      1995

       Accounting fees          $  2,100       2,100       1,500
       Property management fee     3,000       3,000       3,000
       Engineering fees            9,025      24,765         -
       Real estate commissions    42,034      37,290      23,694
       Interest expense         $350,228     350,228     350,228

(4)    Land and Improvements Held for Investment

       The components of land and improvements held for investment at December 31, are as follows:
                                  1997           1996

       Land                   $1,180,334     1,538,626
       Land Improvements         891,433       935,213
                               ---------     ----------
                              $2,071,767     2,473,839

       The aggregate cost of land and improvements held for investment for Federal income tax purposes was $2,850,629 and $ 3,378,273 at December 31, 1997 and 1996, respectively.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(5)    Note Payable to Affiliate

       The note payable to affiliate represents a $3,454,300 note payable to Hickory Lenders, Ltd. (the Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 10% plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on the land and improvements held for investment and by a security interest in any unrestricted cash or investment securities held by the Partnership. The note maturity date was extended by one year to December 1998. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 1998.

       During 1997 and prior years, the Partnership retained portions of the net proceeds from sales without paying the applicable principal balance or accrued interest to the Lender. The cumulative principal balance currently payable to the Lender is $1,866,516 and $1,591,304 at
       December 31, 1997 and 1996, respectively. The General Partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does not explicitly authorize the retention of these funds; therefore, this treatment could constitute a default on the note agreement. In such an event the Lender is required to foreclose the loan and accelerate the amounts due or foreclose upon the note. To date, the Lender has not foreclosed or accelerated the amounts due under the loan agreement.

(6)    Commitments

       The Partnership has granted an exclusive option to a home builder to purchase all remaining lots in the Harbortowne Subdivision in accordance with a specified takedown and pricing schedule. The per lot price will increase to $25,500, in May 1998 and will increase $2,000 annually thereafter.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(7)    Fair Value of Financial Instruments

       At December 31, 1997 and 1996, the carrying amounts of cash and cash equivalents, restricted cash, and accrued liabilities approximate their fair values because of the short maturity of those financial instruments.

       The determination of the estimated fair values of the note payable and the related accrued interest payable was not practicable as the note agreement does not provide for a predictable cash payment stream.

(8)  Going Concern

       The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership had a note due on December 31, 1997 and was unable to repay the note. The Lender has extended the due date to December 31, 1998. However, the General Partner does not expect the Partnership to have the liquidity to retire the debt in full. The General
       Partner plans to negotiate another extension of the loan term. If an extension is not received and the Partnership does not repay the Note, the Lender could foreclose and take the Partnership's assets. The partnership would then be dissolved.

       This uncertainty raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                              HICKORY LENDERS, LTD.

                                By:     222 Hickory, Ltd.
                                        General Partner

                                By:     222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1998           By:     /s/Steven D. Ezell
                                        President and Director

DATE:  March 31, 1998           By:     /s/Michael A. Hartley
                                        Vice-President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              HICKORY LENDERS, LTD.

                                By:     222 Hickory, Ltd.
                                        General Partner

                                By:     222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1998           By:     /s/Steven D. Ezell
                                        President and Director

DATE:  March 31, 1998           By:     /s/Michael A. Hartley
                                        Vice-President and Director


     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

      No annual report or proxy material has been sent to security holders.