Form 10-Q
period 1998-03-31
HICKORY LENDERS LTD
filed 1998-05-14
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1998

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


                FINANCIAL STATEMENTS
      For The Three Months Ended March 31, 1998


                        INDEX



  Financial Statements:

          Balance Sheets                        3
          Statements of Operations              4
          Statements of Cash Flows              5
          Notes to Financial Statements         6



                HICKORY LENDERS, LTD.
               (A Limited Partnership)

                   BALANCE SHEETS
                     (Unaudited)



                               March 31,   December 31,
                                 1998          1997
                               ---------     --------

               ASSETS

Cash                             $57,134       $322,741

Note receivable from
  affiliate                    1,458,601      1,833,601


          Total Assets        $1,515,735     $2,156,342
                              ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY


Accounts Payable                  $ 1,400           -
Partners' Equity:

  Limited Partners (4,200 units
     outstanding)               1,514,335      2,156,342
  General Partner                   -               -

  Total Partners' Equity        1,514,335      2,156,342

  Total Liabilities &
     Partners' Equity          $1,515,735     $2,156,342
                               ==========      ==========




               See notes to financial statements.

/TABLE


                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                         Quarter and
                                     Year to Date Ending
                                          MARCH 31,
                                    ____________________

                                   1998           1997
                                   ____           ____

REVENUE:
    Interest Income                2,880            -
EXPENSES:

    Legal & Accounting Fees        6,900         $8,200
    General & Admin. Expenses        -              889
    Mortgage Servicing Fee         1,750          1,750
    Amortization                     -            4,480

          Total Expenses         $ 8,650        $15,319


NET LOSS                         $(5,770)      $(15,319)









                See notes to financial statements



                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                     Year-to-date
                                      MARCH 31,
                                   1998          1997
Cash Flows from Operating Activities:

    Net Loss                     $(5,770)    $ (15,319)
    Adjustments to reconcile Net
    Loss to Net Cash used in
    Operating Activities:

    Amortization                     -           4,480
    Increase in Accounts Payable   1,400         5,450

          Net Cash used in
          Operating Activities    (4,370)       (5,389)


Cash Flows from Financing Activities:

    Principal payments received  375,000       120,000
    Cash Distributions          (636,237)     (424,242)

          Net Cash used in
          Financing Activities: (261,237)     (304,242)

          Net Decrease in Cash
          and Cash Equivalents  (265,607)     (309,631)


CASH AT JANUARY 1,               322,741       374,088

CASH AT MARCH 31,              $  57,134       $64,457
                                =========      ========


               See notes to financial statements.
/TABLE

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1998
                           (Unaudited)


A.ACCOUNTING POLICIES

 The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                            1998       1997
                          ________   ________
  Management Fees         $  1,750    $ 1,750

/TABLE

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1998
        (continued)                   (Unaudited)

C. COMPREHENSIVE INCOME

Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three month periods ended March 31, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998.

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

The Note receivable to Affiliate comes due on December 31, 1998. The General Partner plans to negotiate an extension of the loan term. The General Partner does not expect the Borrower to have the liquidity to retire the debt in full on December 31, 1998. Because the Borrower and the Registrant share the same general partner, it may be necessary to appoint an independent party to represent the general partner for the Registrant, the Borrower or both during the loan negotiations. However, if the loan term is not extended, the lack of payment would constitute a default on the loan agreement. In such an event the Registrant is required to foreclose the loan. Currently, the Partnership has not foreclosed or accelerated the amounts due under the loan agreement.

Overall operations of the Registrant have not fluctuated significantly from previous quarters.

During the first quarter of 1998, the Borrower sold one lakefront lot at the Hendersonville Property for $75,000. and 71.53 acres of the Nashville Property for $357,650. From these proceeds, $375,000 in interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses.

FINANCIAL CONDITION

LIQUIDITY

At April 30, 1998, the Registrant had approximately $51,133 in cash reserves. These funds are expected to be sufficient through 1998.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


 (a)  Exhibits

 Exhibit 27 - Financial Data Schedule for the First Quarter of 1998

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


                        HICKORY LENDERS, LTD.
                        By: 222 HICKORY, LTD.
                               General Partner


                               By:222 PARTNERS, INC.
                                  General Partner



Date:    May 15, 1998             By:/s/ Steven D. Ezell
                               President



Date:    May 15, 1998             By:/s/Michael A. Hartley
                                  Secretary/Treasurer