Form 10-Q
period 1998-06-30
HICKORY LENDERS LTD
filed 1998-08-14
CIK 824482

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q

                          (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the period ended June 30, 1998

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


                      FINANCIAL STATEMENTS
    For The Three and Six Months Ended June 30, 1998 and 1997


                             INDEX



          Financial Statements:

          Balance Sheets                         3
          Statements of Operations               4
          Statements of Cash Flows               5
          Notes to Financial Statements          6



                     HICKORY LENDERS, LTD.
                    (A Limited Partnership)

                        BALANCE SHEETS
                          (Unaudited)



                            June 30, 1998      December 31, 1997

                            -------------        -------------

                                  ASSETS

CASH                            $ 49,412          $  322,741

NOTE RECEIVABLE FROM AFFILIATE 1,458,601           1,833,601


        Total Assets         $ 1,508,013         $ 2,156,342
                              ==========          ==========



                        PARTNERS' EQUITY



PARTNERS' EQUITY:

   Limited partners (4,200
      units outstanding)     $ 1,508,013         $ 2,156,342
   General partner                  -                   -

   Total partners' equity    $ 1,508,013         $ 2,156,342

                              ==========          ==========



                    See notes to financial statements.



/TABLE


                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                              Quarter to Date    Year to Date
                                       Ending JUNE 30,
                             ----------------------------------

                             1998     1997      1998       1997

REVENUE:

Interest                  $    -  $ 5,269   $ 2,880    $ 5,269


EXPENSES:

 State Income Tax              -    2,968         -      2,968
 Legal & Accounting Fees   4,572    2,972    11,472     11,172
 General & Admin. Expenses   -        -           -        888
 Mortgage Servicing Fee    1,750    1,750     3,500      3,500
 Amortization                  -    4,480         -      8,960

      Total Expenses       6,322   12,170    14,972     27,488

NET LOSS                $ (6,322) $(6,901) $(12,092)  $(22,219)




                     See notes to financial statements


                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            Year-to-date
                                             JUNE 30,
                                     --------------------------
                                          1998      1997

Cash Flows from Operating Activities:

  Net Loss                            $ (12,092) $(22,219)
  Adjustments to reconcile Net
  Ioss to Net Cash used in
  Operating Activities:

      Amortization                            -     8,960

Net Cash used in
      Operating Activities              (12,092)  (13,259)

Cash Flows from Financing Activities:

      Distribution to Partners         (636,237) (678,789)
      Principal payments received       375,000   345,000

Net Cash used in Financing Activities: (261,237) (333,789)

      Net Decrease in
      Cash                             (273,329) (347,048)


CASH AT JANUARY 1,                      322,741   374,088

CASH AT JUNE 30,                       $ 49,412  $ 27,040
                                       =========  ========


                    See notes to financial statements.


                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

    For the Three and Six Months Ended June 30, 1998 and 1997
                           (Unaudited)


     A.ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form
10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only  of  normal recurring adjustments, necessary to
summarize  fairly  the  Partnership's  financial  position
and results of operations.   The results of operations for
the six month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


     B.RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
Compensation earned for these services in the first six months were as follows:

                             1998      1997
                           --------   -------
      Mortgage Servicing Fee $3,500  $  3,500


                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS(continued)

    For the Three and Six Months Ended June 30, 1998 and 1997
                           (Unaudited)


     C. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130. Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and six month periods ended June 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

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

     During the first quarter of 1998, the Borrower sold one lakefront lot at the Hendersonville Property for $75,000. and
     71.53 acres of the Nashville Property for $357,650. From these proceeds, $375,000 in interest was paid to the Registrant.
     The remaining proceeds were retained to cover operating expenses.

     During the first six months of 1997, the Borrower sold 16 lots at the Hendersonville Property for $23,500 per lot and one lakefront lot for $60,000. From these proceeds, $345,000 in interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses.

     The General Partner continues to monitor the impact of year 2000 issues on our computer systems and applications and has developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Registrant.

     FINANCIAL CONDITION
     LIQUIDITY

     At July 31, 1998, the Registrant had approximately $47,261 in cash reserves. These funds are expected to be sufficient
     through 1998.

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


                         HICKORY LENDERS, LTD.

                         By:  222 HICKORY, LTD.
                         General Partner


                         222 PARTNERS, INC.
                         General Partner



     Date:  August 14, 1998        By:/s/ Steven D. Ezell
                                     President



     Date:  August 14, 1998        By:/s/ Michael A. Hartley
                                    Secretary/Treasurer