Form 10-Q
period 1998-09-30
HICKORY LENDERS LTD
filed 1998-11-16
CIK 824482

          FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

                               (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                 For the period ended September 30, 1998

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


                           FINANCIAL STATEMENTS
          For The Three and Nine Months Ended September 30,
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

                             BALANCE SHEETS
                               (Unaudited)



                         September 30, 1998    December 31, 1997

                            -------------        -------------


                                  ASSETS

CASH                            $ 47,262          $  322,741

NOTE RECEIVABLE FROM AFFILIATE 1,458,601           1,833,601

        Total Assets         $ 1,505,863         $ 2,156,342
                              ==========          ==========



                            PARTNERS' EQUITY



PARTNERS' EQUITY:

   Limited partners (4,200
      units outstanding)     $ 1,505,863         $ 2,156,342
   General partner                  -                   -

   Total partners' equity    $ 1,505,863         $ 2,156,342
                              ==========          ==========

                    See notes to financial statements.





                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)

                        STATEMENTS OF OPERATIONS
                             (Unaudited)



                       Quarter Ending      Year to Date Ending
                                  SEPTEMBER 30,
                                _________________

                       1998      1997       1998      1997
                       ____      ____       ____      ____

REVENUE:

     Interest       $   -     $   -      $ 2,880    $ 5,269

EXPENSES:

 State Income Tax       -         -            -      2,968
 Legal &
  Accounting Fees      400        -       11,872     11,172
 General &
  Admin. Expenses       -         -            -        889
 Mortgage
  Servicing Fee      1,750     1,750       5,250      5,250
 Amortization           -      4,480           -     13,440

 Total Expenses      2,150     6,230      17,122     33,719

NET LOSS           $(2,150)  $(6,230)   $(14,242)  $(28,450)



                       See notes to financial statements


                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                            Year-to-date
                                            SEPTEMBER 30,
                                     __________________________
                                      1998           1997
                                      ____           ____
Cash Flows from Operating Activities:

  Net Loss                        $(14,242)      $(28,450)
  Adjustments to reconcile Net
  Loss to Net Cash used in
  Operating Activities:
  Amortization                           -         13,440

  Net Cash used in
     Operating Activities          (14,242)       (15,010)

Cash Flows from Financing Activities:

Distribution to Partners          (636,237)      (678,788)
Payments Received on Notes
Receivable applied to Principal    375,000        345,000
Net Cash used in Financing
Activities                        (261,237)      (333,788)

Net Decrease in Cash              (275,479)      (348,798)

CASH AT JANUARY 1,                 322,741        374,088

CASH AT SEPTEMBER 30,            $  47,262      $  25,290
                                  =========      ========


                      See notes to financial statements.

                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
   For the Three and Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

  A.ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations.
  The results of operations for the nine month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

  B.RELATED PARTY TRANSACTIONS

    The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                           1998       1997
Mortgage Servicing Fee                  $ 5,250     $ 5,250
Accounting Fees                         $ 2,100     $ 2,100

 C. COMPREHENSIVE INCOME

    Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130. Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and required that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and nine month periods ended September 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

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

During 1998, the Borrower sold one lakefront lot at the Hendersonville Property for $75,000 and 71.53 acres of the Nashville Property for gross proceeds of $357,650. From these sales proceeds, $375,000 in accrued interest was paid to the Registrant. Such payments have been applied to the note receivable principal balance.

The General Partner has evaluated the impact of year 2000 issues on our computer systems and applications. The Registrant is affected by a single personal computer and a commercial software package.
Both are Y2K compliant.

 LIQUIDITY

  At October 31, 1998 the Registrant had approximately $45,511 in cash reserves. Due to the minimal expenses of the Registrant, these funds are expected to be sufficient through 1998.

                        PART II. OTHER INFORMATION



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


                             HICKORY LENDERS, LTD.

                             By:  222 HICKORY, LTD.
                                  General Partner


                                  By:  222 PARTNERS, INC.
                                       General Partner



 Date: November 16, 1998          By:/s/ Steven D. Ezell
                                       President



 Date: November 16, 1998          By:/s/ Michael A. Hartley
                                       Secretary/Treasurer