Form 10-K405
period 1998-12-31
HICKORY LENDERS LTD
filed 1999-03-31
CIK 824482

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                              YES X NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                 [X]
     The aggregate sales price of the Units of Limited Partnership Interest to nonaffiliates was $4,200,000 as of February 28, 1999. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the Public. There is no current market for these Units.

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

     Prior to December 31, 1998, Registrant's primary business was to lend monies to Hickory Hills, Ltd. which owned and operated two real estate projects. On December 31, 1998, the Registrant began the process of foreclosing on the debt to Hickory Hills, Ltd. after the note matured and payment was not made, and the general partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. Due to the impending foreclosure, the Registrant's Financial Statements included herein, as of December 31, 1998, reflect the transfer of property to the Lender.

     Prior to December 31, 1998, the Registrant's investment objectives were preservation of capital and capital appreciation through lending with a participating interest to partnerships investing in real estate or owning real estate which will appreciate through the passage of time, growth in the surrounding areas and the development of the Properties prior to resale. After December 31, 1998, the Registrant's investment objectives are preservation of capital, and capital appreciation through the passage of time, growth in the surrounding areas and the development of the Properties prior to resale. The Registrant intends to market the property in a manner that would result in sales without incurring potential losses.

Narrative Description of Business

     The Registrant issued a $3,454,300 participating mortgage note (the "Lender Financing") in 1988, which matured on December 31, 1998, to Hickory Hills, Ltd. (the "Borrower"), an affiliated Partnership sharing the same General Partner. The Proceeds of the Lender Financing were used by the Borrower, together with the Borrower's equity funds, to acquire the Properties and fund reserves. The Lender Financing entitled the registrant to receive a priority return of interest and principal and a 55% profit participation upon the sale of the properties. On December 31, 1998, the registrant began foreclosure proceedings on the debt to Hickory Hills, Ltd. after the note matured and payment was not made, and the general partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. Due to the impending foreclosure, the Registrant's Financial Statements included herein, as of December 31, 1998, reflect the transfer of property to the Lender.

     As of December 31, 1998, the Properties that secured the Lender Financing consisted of approximately 158 acres in Nashville, Davidson County, Tennessee and a residential subdivision in Hendersonville, Sumner County, Tennessee on Old Hickory Lake with 243 lots of which 5 lots remain unsold. The Nashville property was purchased partially developed. During 1998 and 1997, the Borrower did certain site work required by sales and made a contribution to the city towards the future improvements of Old Hickory Boulevard. The land is expected to be sold for use as industrial/office distribution and residential property. Extensive infrastructure development has been completed on the Hendersonville property.

Nashville Property

     There is a significant amount of competition for the industrial/office distribution property in northern Davidson County near the airport and along Brick Church Pike, south of the Property. As competitive sites nearer the City are absorbed, the Registrant's site should experience more activity. The
Registrant's prices are comparable to its competition.

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

Item 2.  Properties

     As of December 31, 1998, Registrant owned two parcels of land in Tennessee, composed of 158 acres in Nashville and five residential lots in Hendersonville. See Item 1 above for a more detailed description.

Item 3.  Legal Proceedings

     Registrant is not a party to, nor is any of Registrant's property the subject of, any legal proceedings other than the impending foreclosure on collateral securing note from Borrower.

Item 4.  Submission of Matters to a Vote of Security Holders

     The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership

     Interest and Related Security Holder Matters

     There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on December 3, 1987 of 4,200 Units of Limited Partnership Interest at $1,000 per Unit. The offering of $4,200,000 was fully subscribed and closed on August 31, 1988. As of February 28, 1999, there were 372 holders of record of the Units of Limited Partnership Interests.

     Distributions of $630,000 were made to unit holders during 1998. There were no material restrictions upon Registrant's present or future ability to make distributions following the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                       For the Year Ended
                          December 31,
                  1998      1997       1996       1995      1994

Interest
  income      $   5,067     5,269      4,449     4,061      5,747
Net loss        (19,090)  (35,478)   (35,323)  (34,068)   (33,134)
Net loss per limited
  partner unit    (6.03)   (10.06)    (9.62)     (8.62)     (7.89)
Distributions per
  limited partner
  unit              150       160       120         50         80
Total assets  1,501,015 2,156,342 2,870,608  3,415,022  3,661,211
Note receivable
  affiliate           - 1,833,601 2,478,601  3,228,601  3,454,300
Interest receivable
  affiliate           -         -         -          -     84,301

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation

     Due to the nature of the Registrant, the majority of its activity prior to the foreclosure was the result of transactions with Hickory Hills, Ltd., the Borrower.

Sales

     The Borrower sold 1, 17, and 39 lots in 1998, 1997, and 1996 respectively, on the Hendersonville property to Phillips Builders under the terms of the exclusive option contract negotiated in 1991. Gross sales proceeds were $75,000, $ 436,000, and $992,000 in 1998, 1997, and 1996, respectively. Of the lots sold, the one in 1998, one of 17 in 1997 and three of the 39 in 1996 were lake front lots which sold for significantly higher prices and carried a higher applicable principal balance on the underlying note payable to the Registrant. The Borrower also sold 71.53, 6.14, and
2.5 acres in 1998, 1997, and 1996, respectively, of the Nashville property for gross proceeds of $357,650, $500,050, and $188,250, respectively. From the proceeds of all sales, $375,000, $ 645,000, and $750,000, in 1998, 1997, and 1996, respectively, was paid to the registrant in interest and the remainder was retained for operations and development.

Operations

     Other than the foreclosure on the Lender Financing on December 31, 1998, there was been little change in the operations of the registrant. Future operations of the Registrant will include management and sales of the Property similar to the activity in Hickory Hills, Ltd. Debt acquisition costs were fully amortized in 1997.

Financial Condition and Liquidity

     At February 28, 1999, the Registrant had $40,264 in cash to meet its 1999 operating expenses. This cash is not expected to be sufficient to cover operating expenses for 1999. In the event that the Partnership has short-term cash deficiency, the General Partner can defer the collection of fees for certain related party expenses or grant interest free loans from related parties until cash becomes available.

Year 2000

     In 1998, the Partnership initiated a plan (:Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing.
After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.
     The Partnership is in the process of identifying and contacting critical suppliers and other vendors whose computerized systems interface with the Partnership's systems, regarding their plans and progress in addressing their Year 2000 issues. The Partnership has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.

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

W. Gerald Ezell

     W. Gerald Ezell, age 68, is a director of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell
     Steven D. Ezell, age 46, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.
He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 39, serves as a Secretary/Treasurer and Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11. Executive Compensation

     During 1998, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1999 no person or "group" (as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1998, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000, refer to Note 2 of the notes to Financial Statements in Item 8.

     The Registrant loaned $3,454,300 to Hickory Hills, Ltd., an affiliated partnership, in 1988. The Registrant received $375,000, $645,000, and $750,000 on the Lender Financing in 1998, 1997 and 1996, respectively. The note was due on December 31, 1998 and the Registrant began the foreclosure process at that time. Due to the impending foreclosure, the Registrant's Financial Statements included herein, reflect the foreclosure as having taken place on December 31, 1998.

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


          All Schedules have been omitted because they are inapplicable, not required or the information is included in the Financial Statements or notes thereto.

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

     27  Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the last quarter of 1998.
                  Independent Auditors' Report

The Partners
Hickory Lenders, Ltd.:

We have audited the accompanying balance sheets of Hickory Lenders, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Lenders, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                               KPMG LLP

Nashville, Tennessee
January 22, 1999

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1998 and 1997

                Assets                      1998        1997

Cash                                   $  192,414      322,741

Note receivable from affiliate(note 4)          -    1,833,601
Land and Improvements held for
investment (note 3)                     1,308,601            -

           Total Assets                $1,501,015    2,156,342

           Partners' Equity

Limited Partners (4,200 units
  outstanding)                         $1,501,015    2,156,342
General Partner                              -            -

Commitments and contingencies
   (note 2)

    Total partners' equity             $1,501,015    2,156,342
















See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1998, 1997 and 1996

                                    1998        1997       1996
Revenue:
Interest income               $     5,067      5,269       4,449

Expenses:
  Mortgage service fee (note 2)     7,000      7,000       7,000
  Legal and accounting fees
        (note 2)                   15,272     11,972      13,067
  General and administrative        1,885      3,856       1,785
  Amortization                          -     17,919      17,920

        Total expenses             24,157     40,747      39,772

        Net loss              $   (19,090)   (35,478)    (35,323)

Net loss allocated to:
  Limited partners            $   (25,327)   (42,266)    (40,414)
  General partner                   6,237      6,788       5,091

Net loss per
  limited partner unit        $     (6.03)    (10.06)      (9.62)

Weighted average units
  outstanding                       4,200      4,200       4,200











See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1998, 1997 and 1996

                             Limited         General
                            partners         partner       Total
                       Units     Amounts

Balance at

  December 31, 1995    4,200  $3,415,022          -    3,415,022

     Net loss            -       (40,414)      5,091     (35,323)

     Distributions to
      partners (note 5)  -      (504,000)     (5,091)   (509,091)

Balance at
  December 31, 1996    4,200   2,870,608          -    2,870,608

     Net loss            -       (42,266)      6,788     (35,478)


     Distributions to    -      (672,000)     (6,788)   (678,788)
      partners(note 5)

Balance at
  December 31, 1997    4,200   2,156,342          -    2,156,342

     Net loss            -       (25,327)      6,237     (19,090)

     Distributions to
      partners (note 5)  -      (630,000)     (6,237)   (636,237)

 Balance at
   December 31, 1998   4,200  $1,501,015          -    1,501,015


See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1998, 1997 and 1996

                                    1998        1997      1996

Cash flows from operating
  activities:
Net loss                       $ (19,090)    (35,478)   (35,323)
     Adjustments to reconcile
     net loss to net cash
     used in operating activities:
       Amortization                    -      17,919     17,920

Net cash used in operating
     activities                  (19,090)    (17,559)   (17,403)

Cash flows from financing activities:

     Distributions to partners  (636,237)   (678,788)  (509,091)
     Payments received on note
       receivable applied to
       principal                 525,000     645,000    750,000

Net cash (used in) provided by
  financing activities          (111,237)    (33,788)   240,909

Net (decrease) increase in
  cash                          (130,327)    (51,347)   223,506

Cash at beginning of year        322,741     374,088    150,582

Cash at end of year          $   192,414     322,741    374,088


Supplemental disclosure of cash flows information:
     Cash paid during the year
       for state income taxes   $      -       2,968      1,121
Supplemental disclosure of non-cash transactions:
     Land and improvements received
       as settlement of note
       receivable from affiliate 1,308,601      -           -

See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements
                   December 31, 1998 and 1997

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

  (d)  Land and Improvements Held for Investment

       Land is recorded at the value of the outstanding principal and accrued interest outstanding at December 31, 1998, and includes two tracts of undeveloped land representing approximately 158 acres as of December 31, 1998. In addition, the Partnership owns one tract of land developed into residential lots with 5 lots remaining at December 31, 1998. The land and improvements were recorded at their fair value on December 31, 1998, the date the property was obtained upon foreclosure of the note receivable.
       The Partnership adheres to the provisions of SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell.

                         HICKORY LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)    Summary of Significant Accounting Policies

  (d)  Land and Improvements Held for Investment(continued)

       Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet definitions of impairment under SFAS No. 121 at December 31, 1998.

  (e)  Deferred Loan Costs

       Deferred loan costs were amortized by the straight-line method over the ten year term of the note receivable from the affiliate.

  (f)  Income Taxes

       No provision has been made for Federal income taxes since such taxes are the personal responsibility of the partners. The Partnership is subject to a six percent state tax on certain interest income.

       Annually, the partners receive from the Partnership, IRS Form K-1's, which provide them with their respective share of taxable income or losses, deductions, and other tax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the recognition of interest income. For income tax purposes, the note receivable is still outstanding and the principal balance accrues interest at a compounded interest rate of 7.2% per annum. This results in no book basis for the note receivable and interest receivable at December 31, 1998 compared to a tax basis of $3,454,300 and $596,718, respectively.

                         HICKORY LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)    Summary of Significant Accounting Policies(continued)

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

       Cumulative unpaid preferred returns are $2,680,348 and $2,806,348 at December 31, 1998 and 1997, respectively.

                         HICKORY LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)    Summary of Significant Accounting Policies(continued)

  (h) Comprehensive Income

       Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1998 and 1997, the Partnership had no components of other comprehensive income. Accordingly, comprehensive loss for each of the years was the same as net loss.

(2)    Related Party Transactions

       The general partner and its affiliates have been actively involved in overseeing the note receivable agreement and foreclosure. Affiliates of the general partner receive fees for performing certain services. Expenses incurred for these services during 1998, 1997, and 1996 are as follows:
                                      1998     1997      1996

       Mortgage service fee       $  7,000    7,000      7,000
       Accounting fees               2,522    1,850      2,100

(3)  Land and Improvements Held for Investment

       The components of land and improvements held for investment at December 31, 1998 are as follows:

              Land                     $  631,322
              Land Improvements           677,279
                                         --------
                                       $1,308,601

       The aggregate cost of land and improvements held for investment for Federal Income Tax purposes was $ 0 at December 31, 1998.

                         HICKORY LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(4)  Note Receivable From Affiliate

       The note receivable at December 31, 1997 from affiliate represents a $3,454,300 note receivable from Hickory Hills, Ltd., an affiliate sharing the same General Partner. This note receivable accrued simple interest at 10% per annum plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues", as defined in the Participating Loan Agreement. The note was secured by a mortgage on the debtor's land and improvements held for investment in Davidson County and Sumner County, Tennessee and by a security interest in any cash reserves or investment securities held by the debtor. Unpaid accrued interest and principal payments become due upon the sale of the property or any portion thereof to the extent cash is available, but no later than December 31, 1998. The note became due on December 31, 1998 and the Partnership began foreclosure proceedings.

       Prior to December 31, 1998, the Partnership had determined that the note receivable from the affiliate was impaired and the note had been on a nonaccrual status. At December 31, 1998 and 1997,interest that was not accrued amounted to $1,126,627. The average recorded investment in the impaired note receivable during 1997 was $2,156,101. The Partnership did not recognize interest income on the note receivable in any of the years in the three year period ending December 31, 1998, due to the lack of principal reductions and continued net losses by the Borrower.

(5)  Distributions

       For the years ended December 31, 1998, 1997 and 1996, the Partnership made distributions to its partners totaling $636,237, $678,788 and $509,091, respectively. Of these amounts, 99% was allocated to the limited partners ($150 per
       unit, $160 per unit,   and $120 per unit, respectively) and
       1% was allocated to the general partner.

(6)  Fair Value of Financial Instruments

       At December 31, 1998 and 1997, the carrying amount of cash approximates fair value because of the short maturity of this financial instrument.

                  Independent Auditors' Report

The Partners of
Hickory Lenders, Ltd.:

Under date of January 22, 1999, we reported on the balance sheets of Hickory Lenders, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, partners'equity, and cash flows for each of the years in the three-year period ended December 31,1998. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                         KPMG LLP

Nashville, Tennessee
January 22, 1999

                                                         HICKORY LENDERS, LTD.
                                                       (A Limited Partnership)

                                                            Schedule III


                                              Real Estate and Accumulated Depreciation*
                                                          December 31, 1998

                             Initial Cost to      Cost capitalized      Gross amount at
                                Partnership          subsequent          which carried
                                                   to acquisition     at close of period


Description         Encum-     Land    Building  Improve-  Carrying    Land    Building    Total    Accumu-     Date of  Date
                    brances          and improve- ments     costs            and improve-          lated de-   construc-acquired
                                        ments                                   ments             preciation    tion
   -----------        ------     ----    --------   --------   --------   ----   --------   -----    -------     -------   ----
5 residential lots in
Sumner Co., TN         -        65,430       -         -         -        65,430      -       65,430    -           none    12/98*

158 acres of land in
Davidson Co., TN       -     1,243,171       -         -         -     1,243,171      -    1,243,171    -           none    12/98*

Total                  -     1,308,601       -         -         -     1,308,601      -    1,308,601    -

Assets scheduled above represent land and non-depreciable land improvements, therefore accumulated depreciation and depreciable lives are non applicable.

*As the Note holder is currently in default on the loan and the foreclosure process has begun, the
Registrant's Financial Statements included herein reflect the foreclosure as having taken place on
December 31, 1998 and the properties effectively transferred to the Registrant in settlement of borrowings.

/TABLE

                       HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                           Schedule III

            Real Estate and Accumulated Depreciation

                                1998

(1) Balance at beginning     $  - 0 -
     of Period
 Additions during period:
     Improvements

Properties effectively transferred
in settlement of borrowings  1,308,601

Deductions during period:

   none                         - 0 -

Balance at end of period    $1,308,601

(2) Aggregate cost for
 Federal income tax purposes $   -0-

See accompanying independent auditors' report.

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

                              HICKORY LENDERS, LTD.

                                By:     222 Hickory, Ltd.
                                        General Partner

                                By:     222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1999           By:     /s/Steven D. Ezell
                                        President and Director

DATE:  March 31, 1999           By:     /s/Michael A. Hartley
                                        Vice-President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              HICKORY LENDERS, LTD.

                                By:     222 Hickory, Ltd.
                                        General Partner

                                By:     222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1999           By:     /s/Steven D. Ezell
                                        President and Director

DATE:  March 31, 1999           By:     /s/Michael A. Hartley
                                        Vice-President and Director


     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

      No annual report or proxy material has been sent to security holders.