Form 10-Q
period 1999-03-31
HICKORY LENDERS LTD
filed 1999-05-14
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1999

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


                FINANCIAL STATEMENTS
For The Three Months Ended March 31, 1999 and 1998


                        INDEX



  Financial Statements:

          Balance Sheets                        3
          Statements of Operations              4
          Statements of Cash Flows              5
          Notes to Financial Statements         6



                HICKORY LENDERS, LTD.
               (A Limited Partnership)

                   BALANCE SHEETS
                     (Unaudited)



                               March 31,   December 31,
                                 1999          1998
                               ---------     --------

               ASSETS

Cash                        $    188,392   $   192,414

Land & Improvements Held
  For Investment               1,308,601     1,308,601


          Total Assets      $  1,496,993   $ 1,501,015
                              ==========    ==========



                 PARTNERS' EQUITY


Partners' Equity:

  Limited Partners (4,200 units
     outstanding)             1,496,993       1,501,015
  General Partner                     -               -


  Total Partners' Equity   $  1,496,993    $  1,501,015
                             ==========      ==========




               See accompanying notes to financial statements.

/TABLE


                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                     Three months ended
                                          MARCH 31,
                                    ____________________

                                   1999           1998
                                   ____           ____

REVENUE:
    Interest Income              $    -           2,880
EXPENSES:

    Legal & Accounting Fees        2,272          6,900
    Property Management Fee        1,750           -
    Mortgage Servicing Fee          -             1,750


          Total Expenses           4,022          8,650


NET LOSS                         $(4,022)      $ (5,770)









                See accompanying notes to financial statements



                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                  Three months ended
                                      MARCH 31,
                                   1999         1998
Cash Flows from Operating Activities:

    Net Loss                     $ (4,022)    $(5,770)
    Adjustments to reconcile Net
    Loss to Net Cash used in
    Operating Activities:

    Increase in Accounts Payable        -       1,400

          Net Cash used in
          Operating Activities     (4,022)     (4,370)


Cash Flows from Financing Activities:

    Principal payments received         -      375,000
    Cash Distributions                  -     (636,237)

          Net Cash used in
          Financing Activities          -     (261,237)

          Net Decrease in Cash     (4,022)    (265,607)


CASH AT JANUARY 1,                192,414      322,741

CASH AT MARCH 31,              $  188,392     $ 57,134
                                =========     ========


               See accompanying notes to financial statements.
/TABLE

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS

       For the Three Months Ended March 31, 1999 and 1998
                           (Unaudited)


A.ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


B.RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
     Compensation earned for these services in the first three months were as follows:

                            1999       1998
                          ________   ________
  Management Fees         $ 1,750    $ 1,750
  Accounting Fees         $   400          -

/TABLE

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

      For the Three Months Ended March 31, 1999 and 1998
        (continued)                   (Unaudited)

C. COMPREHENSIVE INCOME

     During the three month periods ended March 31, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

D.  FORECLOSURE

     On December 31, 1998, the Partnership began the process of foreclosing on the debt to Hickory Hills, Ltd. after the note matured and payment was not made. Due to the intended foreclosure, the Financial Statements included herein, as of December 31, 1998, reflect the transfer of property to the Lender. Foreclosure proceeding are not expected to be complete until mid-1999.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999.

The Partnership's primary business was to lend monies to Hickory Hills, Ltd. On December 31, 1998, the Partnership began the process of foreclosing on the debt to Hickory Hills, Ltd. after the note matured and payment was not made. The general partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. Due to the intended foreclosure, the Financial Statements included herein, as of December 31, 1998, reflect the transfer of property to the Lender. Foreclosure proceedings are expected to be complete in the second quarter of 1999.

The general partner and its affiliates have been actively involved in managing the Partnership, the Property and the foreclosure.

FINANCIAL CONDITION

LIQUIDITY

At April 30, 1999, the Registrant had approximately $36,642 in cash reserves. These funds are expected to be sufficient to fund operations through 1999.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing.
After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

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


 (a)  Exhibits

 Exhibit 27 - Financial Data Schedule for the First Quarter of 1999

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


                        HICKORY LENDERS, LTD.
                        By: 222 HICKORY, LTD.
                               General Partner


                               By:222 PARTNERS, INC.
                                  General Partner



Date:    May 15, 1999             By:/s/ Steven D. Ezell
                               President



Date:    May 15, 1999             By:/s/Michael A. Hartley
                                  Secretary/Treasurer