Form 10-Q
period 1999-06-30
HICKORY LENDERS LTD
filed 1999-08-13
CIK 824482

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q

                          (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the period ended June 30, 1999

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


                     FINANCIAL STATEMENTS
      For The Three and Six Months Ended June 30, 1999 and 1998


                             INDEX



          Financial Statements:

          Balance Sheets                         3
          Statements of Operations               4
          Statements of Cash Flows               5
          Notes to Financial Statements          6



                     HICKORY LENDERS, LTD.
                    (A Limited Partnership)

                        BALANCE SHEETS
                          (Unaudited)



                            June 30, 1999      December 31, 1998

                            -------------        -------------


                                ASSETS

CASH                         $  235,689          $   192,414

LAND & IMPROVEMENTS HELD
FOR INVESTMENT                1,308,601            1,308,601

        Total Assets         $1,544,290          $ 1,501,015
                              =========           ==========



                   LIABILITIES & PARTNERS' EQUITY

Accounts Payable             $   59,000                     -

PARTNERS' EQUITY:

   Limited partners (4,200
      units outstanding)     $1,485,290         $  1,501,015
   General partner                    -                    -

   Total partners' equity    $1,544,290         $  1,501,015
                              ==========          ==========





               See accompanying notes to financial statements.





                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30,
                             ----------------------------------

                             1999     1998      1999     1998

REVENUE:

Interest Income        $      -                   -     2,880

EXPENSES:


 Legal & Accounting Fees   9,953    4,572     12,225    11,472
 Property Management Fee   1,750      -        3,500         -
 Mortgage Servicing Fee        -    1,750          -     3,500

      Total Expenses      11,703    6,322     15,725    14,972

NET LOSS               $ (11,703)  (6,322)   (15,725)  (12,092)

Net Loss per limited
   partner unit        $  (2.79)    (1.50)     (3.74)    (2.88)








                 See accompanying notes to financial statements




                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                          SIX MONTHS ENDED
                                             JUNE 30,
                                     --------------------------
                                          1999      1998

Cash Flows from Operating Activities:

  Net Loss                            $(15,725) $ (12,092)
  Adjustments to reconcile Net
  Loss to Net Cash provided by (used in)
  Operating Activities:

  Increase in Accounts Payable          59,000          -

Net Cash provided by (used in)
      Operating Activities              43,275    (12,092)

Cash Flows from Financing Activities:

      Distribution to Partners               -   (636,237)
      Principal payments received            -    375,000

Net Cash used in Financing Activities:       -   (261,237)

      Net increase (Decrease) in Cash   43,275   (273,329)


CASH AT JANUARY 1,                     192,414    322,741

CASH AT JUNE 30,                     $ 235,689  $  49,412
                                     =========   ========


             See accompanying notes to financial statements.


                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

      For the Three and Six Months Ended June 30, 1999 and 1998
                          (Unaudited)


     A.ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary tosummarize fairly  the  Partnership's  financial  position and results of
     operations.   The results of operations for the six month
     period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


     B.RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
     Compensation earned for these services in the first six months were as follows:

                             1999      1998
                           --------   -------
      Management Fees      $ 3,500   $  3,500
      Accounting Fees        1,800          -



     C. COMPREHENSIVE INCOME

     During the three and six month periods ended June 30, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.


     D. FORECLOSURE

     On December 31, 1998, the Partnership began the process of foreclosing on the debt to Hickory Hills, Ltd. after the note matured and payment was not made. The Financial Statements included herein, as of December 31, 1998 reflect the transfer of property and excess cash to the Lender. Foreclosure proceeding were completed on June 29, 1999.



     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999.

The Partnership's primary business was to lend monies to Hickory Hills, Ltd. On December 31, 1998, the Partnership began the process of foreclosing on the debt to Hickory Hills, Ltd. after the note matured and payment was not made. The General Partner determined that the value of the underlying collateral could not result in full payment of the principal and accrued interest. The Financial Statements included herein, as of December 31, 1998, reflect the transfer of property to the Lender. Foreclosure proceedings were completed on June 29, 1999.

The Registrant's primary business is now to develop and dispose of certain undeveloped real properties located in Nashville, Davidson County, Tennessee and Hendersonville, Sumner County, Tennessee (the "Properties"). Registrant's investment objectives are preservation of capital, and capital appreciation through the passage of time, growth in the surrounding areas and the development of the Properties prior to resale.

The general partner and its affiliates have been actively involved in managing the Partnership, the Property and the foreclosure.

FINANCIAL CONDITION

LIQUIDITY

At June 30, 1999, the Registrant had approximately $235,689 in cash reserves. These funds are expected to be sufficient to fund operations through 1999.

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


                         HICKORY LENDERS, LTD.

                         By:  222 HICKORY, LTD.
                         General Partner


                         222 PARTNERS, INC.
                         General Partner



     Date:  August 13, 1999        By:/s/ Steven D. Ezell
                                     President



     Date:  August 13, 1999        By:/s/ Michael A. Hartley
                                    Secretary/Treasurer