Form 10-Q
period 1999-09-30
HICKORY LENDERS LTD
filed 1999-11-12
CIK 824482

          FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

                               (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                 For the period ended September 30, 1999

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


                           FINANCIAL STATEMENTS
          For The Three and Nine Months Ended September 30,
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

                             BALANCE SHEETS
                               (Unaudited)

                         September 30, 1999    December 31, 1998

                            -------------        -------------


                                  ASSETS

CASH                         $    42,480        $    192,414

RESTRICTED CASH                  183,838                -

LAND IMPROVEMENTS HELD FOR
INVESTMENTS                    1,312,304           1,308,601

        Total Assets         $ 1,538,622        $  1,501,015
                              ==========          ==========



                  LIABILITIES &  PARTNERS' EQUITY

LIABILITIES:

Accounts Payable             $    84,280        $      -

PARTNERS' EQUITY:

   Limited partners (4,200
      units outstanding)       1,454,342           1,501,015

   General partner                  -                   -

   Total Partners' equity      1,454,342           1,501,015

   Total Liabilities &
   Partners' Equity          $ 1,538,622         $ 1,501,015
                              ==========          ==========

                    See notes to financial statements.



                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)

                        STATEMENTS OF OPERATIONS
                             (Unaudited)



                      Three Months Ended   Nine Months Ended
                                  SEPTEMBER 30,
                                _________________

                       1999      1998       1999      1998
                       ____      ____       ____      ____

REVENUE:

     Interest       $         $      -   $     -   $  2,880

EXPENSES:

 Property Taxes        25,280        -     25,280         -
  Legal &
  Accounting Fees       3,822      400     16,047    11,872
 General &
  Admin. Expenses          96        -         96         -
  Mortgage
  Servicing Fee         1,750    1,750      5,250     5,250

 Total Expenses        30,948    2,150     46,673    17,122

NET LOSS            $ (30,948) $(2,150)   (46,673) $(14,242)

Net Loss per limited
   partner unit      $  (7.37)   (0.51)    (11.11)    (3.39)





                       See notes to financial statements



                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                          Year-to-date
                                          SEPTEMBER 30,
                                     __________________________
                                      1999           1998
                                      ____           ____
Cash Flows from Operating Activities:

  Net Loss                        $  (46,673)     $(14,242)
  Adjustments to reconcile Net
  Loss to Net Cash used in Operating
  Activities:
  Increase in Land Held for
    Investment                        (3,703)           -
  Increase in Accounts Payable        84,280
  Increase in Restricted Cash       (183,838)           -

  Net Cash used in
     Operating Activities           (149,934)     (14,242)

Cash Flows from Financing Activities:

Distribution to Partners                -        (636,237)
Payments Received on Notes
  Receivable applied to Principal       -         375,000

Net Cash used in Financing Activities   -        (261,237)

Net Decrease in Cash                (149,934)    (275,479)

CASH AT JANUARY 1,                   192,414      322,741

CASH AT SEPTEMBER 30,            $    42,480    $  47,262
                                   =========     ========

                      See notes to financial statements.


                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
   For the Three and Nine Months Ended September 30, 1999 and 1998
                               (Unaudited)

  A.ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations.
  The results of operations for the nine month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

  B.RELATED PARTY TRANSACTIONS

    The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                           1999       1998
Mortgage Servicing Fee                  $ 5,250     $ 5,250
Accounting Fees                         $ 2,200     $ 2,100

 C. COMPREHENSIVE INCOME

    During the three and nine month periods ended September 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999.

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

The general partner and its affiliates have been actively involved in managing the Partnership, and the Property. Although comparative amounts for property expenses are not included for the nine months ended September 30, 1998, the General Partner has compared the current Hickory Lenders, Ltd. property expenses to the prior years Hickory Hills, Ltd. property expenses. Overall operations of the Property have not fluctuated significantly from the prior years.

FINANCIAL CONDITION

LIQUIDITY

At October 31, 1999, the Registrant had approximately $ 40,260 in cash reserves. The Registrant also has $180,386 in escrowed funds reserved for development. These funds are expected to be sufficient to fund operations through 1999.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing.
After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. Contingency plans are being developed in the event that any system is not compliant.

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


                             HICKORY LENDERS, LTD.

                             By:  222 HICKORY, LTD.
                                  General Partner


                                  By:  222 PARTNERS, INC.
                                       General Partner



 Date: November 11, 1999          By:/s/ Steven D. Ezell
                                       President



 Date: November 11, 1999          By:/s/ Michael A. Hartley
                                       Secretary/Treasurer