Form 10-K405
period 1999-12-31
HICKORY LENDERS LTD
filed 2000-03-30
CIK 824482

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1999

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

     Prior to December 31, 1998, Registrant's primary business was to lend monies to Hickory Hills, Ltd. which owned and operated two real estate projects. On December 31, 1998, the Registrant began the process of foreclosing on the debt to Hickory Hills, Ltd. after the note matured and payment was not made, and the general partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. The foreclosure process was completed on June 29, 1999. Due to the intended foreclosure, the Registrant's Financial Statements included herein, as of December 31, 1998, reflect the transfer of property to the Lender.

The Registrant's primary business now is to dispose of certain undeveloped real properties located in Nashville, Davidson county, Tennessee and Hendersonville, Sumner County, Tennessee ("the Properties"). The Registrant's investment objectives are preservation of capital, and capital appreciation through the passage of time, and growth in the surrounding areas. The Registrant intends to market the property in a manner that would result in sales without incurring potential losses.

Narrative Description of Business

     The Registrant issued a $3,454,300 participating mortgage note (the "Lender Financing") in 1988, which matured on December 31, 1998, to Hickory Hills, Ltd. (the "Borrower"), an affiliated Partnership sharing the same General Partner. The Proceeds of the Lender Financing were used by the Borrower, together with the Borrower's equity funds, to acquire the Properties and fund reserves. The Lender Financing entitled the registrant to receive a priority return of interest and principal and a 55% profit participation upon the sale of the properties. On December 31, 1998, the registrant began foreclosure proceedings on the debt to Hickory Hills, Ltd. after the note matured and payment was not made, and the general partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. The foreclosure process was completed on June 29, 1999. The Registrant's Financial Statements included herein, as of December 31, 1999 and 1998, reflect the transfer of property to the Lender.

     The Properties acquired in foreclosure consist of approximately 158 acres in Nashville, Davidson County, Tennessee ("the Nashville Property") and 5 lots in a residential subdivision in Hendersonville, Sumner County, Tennessee on Old Hickory Lake("the Hendersonville Property"). The Nashville property was purchased partially developed. The Nashville Property is expected to be sold for use as industrial/office distribution and residential property.

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

Item 2.  Properties

     As of December 31, 1999, Registrant owned two parcels of land in Tennessee, composed of 158 acres in Nashville and five residential lots in Hendersonville. See Item 1 above for a more detailed description.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership

     Interest and Related Security Holder Matters

     There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on December 3, 1987 of 4,200 Units of Limited Partnership Interest at $1,000 per Unit. The offering of $4,200,000 was fully subscribed and closed on August 31, 1988. As of January 31, 2000, there were 372 holders of record of the Units of Limited Partnership Interests.

     Distributions of $630,000 were made to unit holders during 1998. There were no material restrictions upon Registrant's present or future ability to make distributions following the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                          For the Year Ended
                             December 31,
                     1999       1998       1997       1996       1995
Interest income   $ 6,492      5,067      5,269      4,449      4,061

Net loss         (48,152)   (19,090)   (35,478)   (35,323)   (34,068)

Net loss per limited
   partner unit   (11.46)     (6.03)    (10.06)     (9.62)     (8.62)

Distributions per
   limited partner
   unit              -           150        160        120         50

Total assets    1,537,357  1,501,015  2,156,342  2,870,608  3,415,022

Note receivable
   affiliate         -           -    1,833,601  2,478,601  3,228,601


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation

Sales
   There were no sales of land since the foreclosure. The General Partner and its affiliates have been actively involved in marketing the Property.

Operations

     The operations of the Partnership are not comparable to prior years since the foreclosure and acquisition of the Property. Whereas in prior years the Registrant generated interest income and incurred only administrative expenses, the Registrant now incurs property expenses such as property tax and grounds maintenance. The expenses of the Property are comparable to expenses incurred by the prior property owner and are therefore considered reasonable.
The administrative expenses of the Registrant are comparable to prior years.

Financial Condition and Liquidity

     At February 29, 2000, the Registrant had $24,263 in cash to meet its 2000 operating expenses. This cash may not be sufficient to cover operating expenses for 2000. In the event that the Partnership has short-term cash deficiency, the General Partner can defer the collection of fees for certain related party expenses or grant loans from related parties until cash becomes available.

Year 2000

   In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing.
The plan was completed in mid 1999. The total remediation costs for the plan were not material to the questions or liquidity of the partnerships. The registrant had no significant operational difficulties related to Year 2000 issued as of January 2000. Management does not expect any future issued or operational problems related to year 2000 issues.

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

W. Gerald Ezell

     W. Gerald Ezell, age 69, is a director of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell
     Steven D. Ezell, age 47, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.
He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 40, serves as a Secretary/Treasurer and Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11. Executive Compensation

     During 1999, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

     As of January 31, 2000 no person or "group" (as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1999, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000, refer to Note 2 of the notes to Financial Statements in Item 8.

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

     27  Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the last quarter of 1999.

                  Independent Auditors' Report

The Partners
Hickory Lenders, Ltd.:

We have audited the accompanying balance sheets of Hickory Lenders, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Lenders, Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                               KPMG LLP

Nashville, Tennessee
January 21, 2000

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1999 and 1998

          Assets                      1999        1998

Cash                                   $   36,981        192,414
Land and Improvements held for
sale                                    1,312,304      1,308,601
Restricted Cash                           188,072            -

   Total Assets                        $1,537,357      1,501,015

  Liabilities and Partners' Equity

Accounts Payable                        $  84,494           -

    Partners' Equity

Limited Partners (4,200 units
  outstanding)                          1,452,863      1,501,015
General Partner                               -              -
Commitments and contingencies


    Total liabilities and
    partners' equity                    $1,537,357     1,501,015














See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1999, 1998 and 1997

                                   1999      1998      1997
Revenue:
Interest income                  $6,492     5,067     5,269

Expenses:
  Mortgage service fee            7,000     7,000     7,000
  Legal and accounting fees      19,674    15,272    11,972
  General and administrative        396     1,885     3,856
  Amortization                     -         -       17,919
  Ground Maintenance              2,289      -         -
  Property Taxes                 25,280      -         -

        Total expenses           54,644    24,157    40,747

        Net loss             $  (48,152)  (19,090)  (35,478)

Net loss allocated to:
  Limited partners           $  (48,152)  (25,327) (42,266)
  General partner                  -        6,237    6,788

Net loss per
  limited partner unit       $   (11.46)    (6.03)   (10.06)

Weighted average units
  outstanding                     4,200     4,200     4,200











See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1999, 1998 and 1997

                             Limited         General
                            partners         partner       Total
                       Units     Amounts
Balance at
  December 31, 1996    4,200  $2,870,608          -    2,870,608

     Net loss           -       (42,266)       6,788     (35,478)

     Distributions to
       partners         -      (672,000)     (6,788)    (678,788)
                      ------     -------     -------     --------

Balance at
  December 31, 1997    4,200  2,156,342         -      2,156,342

     Net loss            -      (25,327)       6,237     (19,090)

     Distributions to
      partners          -      (630,000)     (6,237)    (636,237)

                     -------     -------   ---------     --------
 Balance at
   December 31, 1998   4,200  1,501,015         -      1,501,015

   Net Loss             -       (48,152)        -        (48,152)

                     -------    --------   ---------    ---------
Balance at
   December 31, 1999   4,200 $1,452,863         -      1,452,863




See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1999, 1998 and 1997

                                    1999        1998      1997

Cash flows from operating
  activities:
Net loss                      $    (48,152)   (19,090)  (35,478)
  Adjustments to reconcile
    net loss to net cash
    used in operating activities:
     Amortization                      -          -      17,919
     Capital Improvements           (3,703)       -        -
     Increase in Restricted Cash  (188,072)       -        -
     Increase in Accounts Payable    84,494       -        -

Net cash used in operating
     activities                   (155,433)   (19,090)  (17,559)
Cash flows from financing activities:

     Distributions to partners         -     (636,237) (678,788)
     Payments received on note
       receivable applied to
       principal                       -       525,000  645,000
Net cash used in financing activities  -     (111,237)  (33,788)

Net decrease in cash              (155,433)  (130,327)  (51,347)

Cash at beginning of year          192,414    322,741   374,088

Cash at end of year          $      36,981    192,414   322,741

Supplemental disclosure of cash flows information:

     Cash paid during the year
       for state income taxes     $   -          -        2,968

Supplemental disclosure of non-cash transactions:

     Land and improvements received
       as settlement of note
       receivable from affiliate       -     1,308,601      -



See accompanying notes to financial statements.

                                  F-5
                     HICKORY LENDERS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements
                   December 31, 1999 and 1998

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

  (d)  Land and Improvements Held for Sale

       Land is recorded at the value of the outstanding principal and accrued interest outstanding at December 31, 1998, and includes two tracts of undeveloped land representing approximately 158 acres as of December 31, 1999. In addition, the Partnership owns one tract of land developed into residential lots with 5 lots remaining at December 31, 1999. The land and improvements were recorded at their fair value on December 31, 1998, the date the property was obtained upon foreclosure of the note receivable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fairvalue of the assets less estimated costs to sell.
                                  F-6
                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)
                     Notes to Financial Statements

(1)    Summary of Significant Accounting Policies

  (d)  Land and Improvements Held for Sale(continued)

       Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for sale is not impaired at December 31, 1999.

   (e)  Income Taxes

       No provision has been made for Federal income taxes since such taxes are the personal responsibility of the partners. The Partnership is subject to a six percent state tax on certain interest income.

       Annually, the partners receive from the Partnership, IRS Form K-1's, which provide them with their respective share of taxable income or losses, deductions, and other tax related information. The difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the value of the land after the foreclosure and the recognition of interest income before the foreclosure. For income tax purposes, the note receivable balance was higher due to compounded interest. Therefore during the foreclosure, the land was recorded for tax at the fair market value. For book, the land was recorded at the same value as the note receivable.

















                                  F-7


                            HICKORY LENDERS
                        (A Limited Partnership)
                     Notes to Financial Statements

(1)    Summary of Significant Accounting Policies(continued)

  (f)  Partnership Allocations

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

       Cumulative unpaid preferred returns are $3,184,348 and $2,680,348 at December 31, 1999 and 1998, respectively.

                                  F-8
                            HICKORY LENDERS
                        (A Limited Partnership)
                     Notes to Financial Statements

(1)    Summary of Significant Accounting Policies(continued)

  (g) Comprehensive Income

       Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with
       transactions and other events and   circumstances from non-owner
       sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three years ended December 31, 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive loss for each of the years was the same as net loss.

(2)    Related Party Transactions

       The general partner and its affiliates have been actively involved in overseeing the note receivable agreement and foreclosure. Affiliates of the general partner receive fees for performing certain services. Expenses incurred for these services during 1999, 1998, and 1997 are as follows:

                                         1999      1998      1997

     Mortgage service fee             $ 7,000     7,000     7,000
     Accounting fees                    2,600     2,522     1,850

(3)  Land and Improvements Held for Sale

     The components of land and improvements held for sale are as
     follows:                              1999         1998

              Land                     $  628,735      631,322
              Land Improvements           683,569      677,279
                                        ---------    ---------
                                       $1,312,304    1,308,601

     The aggregate cost of land and improvements held for investment for Federal Income Tax purposes was $ 2,247,461 and $0 at December 31, 1999 and 1998, respectively.

(4)  Distributions

     For the years ended December 31, 1999, 1998 and 1997, the Partnership made distributions to its partners totaling $ 0, $636,237, and $678,788, respectively. Of these amounts, 99% was allocated to the limited partners ($150 per unit, and $160 per unit, respectively) and 1% was allocated to the general partner.
                           F-9
                      HICKORY LENDERS, LTD.
                (A Tennessee Limited Partnership)

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

                              HICKORY LENDERS, LTD.

                                By:     222 Hickory, Ltd.
                                        General Partner

                                  By:     222 Partners, Inc.
                                          General Partner

DATE:  January 31, 2000             By:     /s/Steven D. Ezell
                                          President and Director

DATE:  January 31, 2000             By:     /s/Michael A. Hartley
                                        Vice-President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              HICKORY LENDERS, LTD.

                                By:     222 Hickory, Ltd.
                                        General Partner

                                  By:     222 Partners, Inc.
                                          General Partner

DATE:  January 31, 2000             By:     /s/Steven D. Ezell
                                          President and Director

DATE:  January 31, 2000             By:     /s/Michael A. Hartley
                                        Vice-President and Director


     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

      No annual report or proxy material has been sent to security holders.