Form 10-Q
period 2000-03-31
HICKORY LENDERS LTD
filed 2000-05-15
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2000

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


                FINANCIAL STATEMENTS
For The Three Months Ended March 31, 2000 and 1999


                        INDEX



  Financial Statements:

          Balance Sheets                        3
          Statements of Operations              4
          Statements of Cash Flows              5
          Notes to Financial Statements         6



                HICKORY LENDERS, LTD.
               (A Limited Partnership)

                   BALANCE SHEETS
                     (Unaudited)



                               March 31,   December 31,
                                 2000          1999
                               ---------     --------

               ASSETS

Cash                        $    3,423     $   36,981
Restricted cash                205,329        188,072
Land & Improvements Held
  For Investment             1,312,304      1,312,304


         Total Assets      $ 1,521,056    $ 1,537,357
                             ==========     =========



      LIABILITIES AND PARTNERS' EQUITY

Accounts payable           $    77,555    $   84,494

Partners' Equity:

  Limited Partners (4,200 units
     outstanding)             1,443,501     1,452,863
  General Partner                  -              -


  Total Partners' Equity   $  1,521,056   $ 1,537,357
                             ==========    ==========




               See accompanying notes to financial statements.



                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                     Three months ended
                                          MARCH 31,
                                    ____________________

                                   2000           1999
                                   ____           ____

REVENUE:
    Interest Income              $ 1,258           -

EXPENSES:
    Legal & Accounting Fees        8,406          2,272
    Property Management Fee        1,750          1,750
    Administrative expenses          463            -

           Total Expenses         10,619          4,022


NET LOSS                         $(9,361)      $ (4,022)









                See accompanying notes to financial statements




                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                  Three months ended
                                      MARCH 31,
                                   2000         1999
Cash Flows from Operating Activities:

    Net Loss                     $ (9,361)    $(4,022)
    Adjustments to reconcile Net
    Loss to Net Cash used in
    Operating Activities:

    Increase in Accounts payable   (6,939)       -
    Increase in Restricted cash   (17,258)       -

          Net Cash used in
          Operating Activities    (33,558)     (4,022)

          Net Decrease in Cash    (33,558)     (4,022)


CASH AT JANUARY 1,                 36,981     192,414

CASH AT MARCH 31,               $   3,423   $ 188,392
                                =========    ========


               See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS

       For the Three Months Ended March 31, 2000 and 1999
                           (Unaudited)


A.ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


B.RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
     Compensation earned for these services in the first three months were as follows:

                            2000       1999

  Management Fees         $ 1,750     $ 1,750
  Accounting Fees         $   400         400

C. COMPREHENSIVE INCOME

     During the three month periods ended March 31, 2000 and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000.

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

The general partner and its affiliates have been actively involved in managing the Partnership, and the Property. Overall operations of the Property have not fluctuated significantly from the prior quarters.

FINANCIAL CONDITION

LIQUIDITY

At April 30, 2000, the Registrant had approximately $86,606 in cash reserves. These funds are expected to be sufficient to fund operations through 2000.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. The plan was completed in mid 1999. The total remediation costs for the plan were not material to the operation or liquidity of the partnerships. The Registrant had no significant operational difficulties related to Year 2000 issue. Management does not expect any issues or operational problems related to Year 2000 issues in the future.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


 (a)  Exhibits

 Exhibit 27 - Financial Data Schedule for the First Quarter of 2000

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


                        HICKORY LENDERS, LTD.
                        By: 222 HICKORY, LTD.
                               General Partner


                               By:222 PARTNERS, INC.
                                  General Partner



Date:    May 15, 2000             By:/s/ Steven D. Ezell
                                  President



Date:    May 15, 2000             By:/s/Michael A. Hartley
                                  Secretary/Treasurer