Form 10-Q
period 2000-06-30
HICKORY LENDERS LTD
filed 2000-08-09
CIK 824482

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q

                          (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the period ended June 30, 2000

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


                     FINANCIAL STATEMENTS
      For The Three and Six Months Ended June 30, 2000 and 1999


                             INDEX



          Financial Statements:

          Balance Sheets                         3
          Statements of Operations               4
          Statements of Cash Flows               5
          Notes to Financial Statements          6



                HICKORY LENDERS, LTD.
               (A Limited Partnership)

                   BALANCE SHEETS
                     (Unaudited)



                               June 30,    December 31,
                                 2000          1999
                               ---------     --------

               ASSETS

Cash                        $ 58,582       $   36,981
Restricted cash              111,278          188,072
Accounts Receivable           19,494                -
Land & Improvements Held
  For Investment           1,293,805        1,312,304


         Total Assets    $ 1,483,159      $ 1,537,357
                             ==========     =========



      LIABILITIES AND PARTNERS' EQUITY

Accounts payable           $  75,700       $   84,494

Partners' Equity:

  Limited Partners (4,200 units
     outstanding)          1,407,459        1,452,863
  General Partner                  -              -


  Total Partners' Equity  $1,483,159     $ 1,537,357
                             ==========    ==========




               See accompanying notes to financial statements.



                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30,
                             ----------------------------------

                             2000     1999      2000     1999

REVENUE:

Land Sales                 $20,000      -      20,000       -

Cost of Land Sold          (43,591)     -     (43,591)      -

Selling Expenses              (390)     -        (390)      -
                            =======   =======   ======    =====
Loss of Land Sales         (23,981)     -     (23,981)     -


Interest Income        $     1,511      -        2,769      -
                            =======   ========  =======   ======
Net Revenue                (22,470)     -      (21,212)     -

EXPENSES:
Legal & Accounting Fees      8,564    9,953      16,970   12,225
Property Management Fee      1,750    1,750       3,500    3,500
General Administration       2,351     -          3,722     -

      Total Expenses        12,664   11,703      24,191   15,725

NET LOSS               $   (35,135) (11,703)    (45,404) (15,725)

Net Loss per limited
   partner unit        $     (8.37)   (2.79)     (10.81)   (3.74)


                 See accompanying notes to financial statements


                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                          SIX MONTHS ENDED
                                             JUNE 30,

                                          2000      1999

Cash Flows from Operating Activities:

  Net Loss                            $(45,404)   (15,725)
  Adjustments to reconcile Net
  Loss to Net Cash provided by
  Operating Activities:
  Decrease in Restricted Cash           76,794          -
  (Decrease) Increase in Accounts
  Payable                               (8,794)    59,000
  Increase in Accounts Receivable      (19,494)         -
  Cost of Land Sold                     43,591          -
  Cost of Land Improvements            (25,092)         -

Net Cash provided by
      Operating Activities              21,601     43,275

Net increase in Cash                    21,601     43,275

CASH AT JANUARY 1,                      36,981    192,414

CASH AT JUNE 30,                     $  58,582  $ 235,689
                                     =========   ========


             See accompanying notes to financial statements.

                      HICKORY LENDERS, LTD.
                     (A Limited Partnership)
                  NOTES TO FINANCIAL STATEMENTS

      For the Three and Six Months Ended June 30, 2000 and 1999
                          (Unaudited)

     A.ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary tosummarize fairly  the  Partnership's  financial  position and results of
     operations.   The results of operations for the six month
     period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

     B.RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
     Compensation earned for these services in the first six months were as follows:

                              2000      1999

      Management Fees      $ 3,500   $  3,500
      Accounting Fees      $ 8,503      1,800

     C. COMPREHENSIVE INCOME

     During the three and six month periods ended June 30, 2000 and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000.

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

The general partner and its affiliates have been actively involved in managing the Partnership and the Property.

During the second quarter of 2000, the Registrant sold one lot from the Hendersonville Property. This sale generated a loss due to additional site work necessary to prepare the site for the seller. The Registrant has 5 lots remaining in the Hendersonville Property. Overall expenses of the Property have not flucuated significantly from the prior quarters.

FINANCIAL CONDITION

LIQUIDITY

At June 30, 2000, the Registrant had approximately $178,490 in cash reserves. These funds are expected to be sufficient to fund operations through 2000.

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


                         HICKORY LENDERS, LTD.

                         By:  222 HICKORY, LTD.
                         General Partner


                         222 PARTNERS, INC.
                         General Partner



     Date:  August 13, 2000        By:/s/ Steven D. Ezell
                                     President



     Date:  August 13, 2000        By:/s/ Michael A. Hartley
                                    Secretary/Treasurer