Form 10-Q
period 2000-09-30
HICKORY LENDERS LTD
filed 2000-11-14
CIK 824482

          FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

                               (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                 For the period ended September 30, 2000

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
                             BALANCE SHEETS
                               (Unaudited)

                         September 30, 2000    December 31, 1999
                           -------------        -------------


                                  ASSETS

CASH                         $   281,654        $     36,981

RESTRICTED CASH                  112,314             188,072

LAND IMPROVEMENTS HELD FOR
INVESTMENTS                    1,194,236           1,312,304


        Total Assets         $ 1,588,204        $  1,537,357
                              ==========          ==========



                  LIABILITIES &  PARTNERS' EQUITY

LIABILITIES:

Accounts Payable             $    61,381        $     61,310
Property Tax Payable              24,468              23,184

PARTNERS' EQUITY:

   Limited partners (4,200
      units outstanding)       1,502,355           1,452,863

   General partner                     -                   -

   Total Partners' equity      1,502,355           1,452,863


   Total Liabilities &
   Partners' Equity           $1,588,204        $  1,537,357

                              ==========          ==========

                    See notes to financial statements.



                         HICKORY LENDERS, LTD.
                        (A Limited Partnership)

                        STATEMENTS OF OPERATIONS
                             (Unaudited)



                      Three Months Ended   Nine Months Ended
                                  SEPTEMBER 30,
                                _________________

                       2000      1999       2000      1999
REVENUE:

Land Sales          $  263,200       -   $ 283,200        -
Cost of Land Sold      (99,569)      -    (143,160)       -
Selling Expenses       (37,670)      -     (38,060)       -
                      -------- --------  --------- --------
Gain of Land Sales     125,961       -     101,980        -

Interest Income          1,036       -       3,805        -

Net Revenue            126,997       -     105,785        -

EXPENSES:

 Property Taxes         26,644  25,280      26,760   25,280
  Legal &
  Accounting Fees          400   3,822      17,370   16,047
 General &
  Admin. Expenses        3,307      96       6,913       96
    Mortgage
  Servicing Fee          1,750   1,750       5,250    5,250

  Total Expenses        32,101  30,948      56,293   46,673

NET INCOME (LOSS)   $   94,896 (30,948)  $  49,492  (46,673)

Net Income(Loss) per limited
   partner unit       $ (22.59)  (7.37)  $    11.78   (11.11)

                       See notes to financial statements



                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                          Year-to-date
                                          SEPTEMBER 30,
                                     __________________________
                                      2000          1999
                                      ____           ____
Cash Flows from Operating Activities:

  Net Income (Loss)               $    49,492    $(46,673)

  Adjustments to reconcile Net Income
  (Loss) to Net Cash provided by (used in) Operating
  Activities:
   Cost of Land Sold                  143,160           -
   Cost of Land Improvements          (25,092)          -
   Increase in Land
   Held for Investment                      -      (3,703)
  (Decrease) Increase in
   Accounts Payable                   (23,113)     84,280
   Increase in Property Tax Payable     24,468           -
  Decrease (Increase) in
  Restricted Cash                      75,758    (183,838)

  Net Cash provided by (used in)
     Operating Activities             244,673    (149,934)

Net Increase (Decrease) in Cash       244,673    (149,934)

CASH AT JANUARY 1,                     36,981     192,414

CASH AT SEPTEMBER 30,            $    281,654   $  42,480
                                    =========     ========

                      See notes to financial statements.


                           HICKORY LENDERS, LTD.
                          (A Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
   For the Three and Nine Months Ended September 30, 2000 and 1999
                               (Unaudited)

  A.ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations.
  The results of operations for the nine month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

  B.RELATED PARTY TRANSACTIONS

    The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                           2000       1999
Mortgage Servicing Fee                  $5,520      $ 5,250
Accounting Fees                         $8,903      $ 2,200

 C. COMPREHENSIVE INCOME

    During the three and nine month periods ended September 2000 and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income (loss).

 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000.

The Partnership's primary business was to lend monies to Hickory Hills, Ltd. On December 31, 1998, the Partnership began the process of foreclosing on the debt from Hickory Hills, Ltd. after the note matured and payment was not made. The General Partner determined that the value of the underlying collateral could not result in full payment of the principal and accrued interest. Foreclosure proceedings were completed on June 29, 1999.

The Registrant's primary business is now to develop and dispose of certain undeveloped real properties located in Nashville, Davidson County, Tennessee and Hendersonville, Sumner County, Tennessee (the "Properties").

During the third quarter of 2000, the Registrant sold approximately
3.5 acres from the Nashville Property. The sale proceeds were distributed to the limited partners in October 2000.

During the second quarter of 2000, the Registrant sold one lot from the Hendersonville Property. This sale generated a loss due to additional site work necessary to prepare the site for the seller. The Registrant has 5 lots remaining in the Hendersonville Property.

Overall expenses of the Property have not flucuated significantly from the prior quarters. General and administrative expenses in 2000 include estimated Tennessee franchise and excise tax of $2,724. Due to new legislation in Tennessee, partnerships were required to pay franchise and excise tax beginning January 1, 2000.


FINANCIAL CONDITION

LIQUIDITY

At October 31, 2000, the Registrant had approximately $ 118,093 in cash reserves. The Registrant also has $112,645 in escrowed funds reserved for development. These funds are expected to be sufficient to fund operations through 2000. During the third quarter, the Registrant received approximately $60,000 in funds previously used to bond development work done on the Hendersonville Property.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB No. 133" was issued clarifying the accounting for derivatives under the new standard. The General Partner believes these pronouncements will have no impact on its consolidated financial statements.


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. In June 2000, the Securities and Exchange Commission issued ("SAB 101B"), which amends SAB 101 no later than the fourth quarter of its fiscal year ending December 31, 2000.
The General Partner believes that this SAB will have no impact on the Company's revenue recognition and presentation policies.

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


                             HICKORY LENDERS, LTD.

                             By:  222 HICKORY, LTD.
                                  General Partner


                                  By:  222 PARTNERS, INC.
                                       General Partner



 Date: November 14, 2000          By:/s/ Steven D. Ezell
                                       President



 Date: November 14, 2000          By:/s/ Michael A. Hartley
                                       Secretary/Treasurer