Form 10-K
period 2000-12-31
HICKORY LENDERS LTD
filed 2001-03-30
CIK 824482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2000

or

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______to_______

Commission File Number
33-18089-A

HICKORY LENDERS, LTD.
(Exact name of Registrant as specified in its charter)

Tennessee	62-1336905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Belle Meade Place 4400 Harding Road, Suite 500 Nashville, Tennessee	37205
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(615) 292-1040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $4,200,000 as of February 28, 2001.  This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public.  There is no current market for these Units.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated December 3, 1987, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

PART I

Item 1. Business

Hickory Lenders, Ltd. ("Registrant"), is a Tennessee limited partnership organized on September 15, 1987 pursuant to the provisions of the Tennessee Uniform Limited Partnership Act, Chapter 2, Title 61, Tennessee Code Annotated, as amended. The General Partner of Registrant is 222 Hickory, Ltd.

Prior to December 31, 1998, Registrant's primary business was to lend monies to Hickory Hills, Ltd. which owned and operated two real estate projects. The general partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. On December 31, 1998, the Registrant began the process of foreclosing on the debt to Hickory Hills, Ltd, after the note matured and payment was not made. The foreclosure process was completed on June 29, 1999.

The Registrant's primary business now is to dispose of certain undeveloped real properties located in Nashville, Davidson county, Tennessee and Hendersonville, Sumner County, Tennessee ("the Properties"). The Registrant intends to market the property in a manner that would result in sales without incurring potential losses.

The Properties acquired in foreclosure consist of approximately 155 acres in Nashville, Davidson County, Tennessee ("the Nashville Property") and 3 lots in a residential subdivision in Hendersonville, Sumner County, Tennessee on Old Hickory Lake ("the Hendersonville Property"). The Nashville property is partially developed. The Nashville Property is expected to be sold for use as industrial/office distribution and residential property.

Nashville Property

There is a significant amount of competition for the industrial/office distribution property in northern Davidson County near the airport and along Brick Church Pike, south of the Property. As competitive sites nearer the City is absorbed, the Registrant's site should experience more activity. The Registrant's prices are comparable to its competition.

Hendersonville Property

There is currently a limited amount of competition surrounding the Harbortowne Development. The Property is located one mile to the east of Highway 31-E by-pass that provides excellent access to downtown Nashville. The development offers landscaped yards, gas heat, and other amenities such as a swimming pool, tennis courts, and clubhouse. There are several developments in Hendersonville and Nashville, which serve as competition for these lots.
The Registrant has no employees. Administrative services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

Item 2. Properties
As of December 31, 2000, Registrant owned two parcels of land in Tennessee, composed of 155 acres in Nashville and three residential lots in Hendersonville. See Item 1 above for a more detailed description.

Item 3. Legal Proceedings
Registrant is not a party to, nor is any of Registrant's property the subject of, any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
The security holders of the Registrant did not vote on any matter during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters
There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced a 4,200-unit offering of Limited Partnership Interest to the public on December 3, 1987. The Limited Partnership units were $1,000 per Unit. The offering of $4,200,000 was fully subscribed and closed on August 31, 1988. As of January 31, 2001, there were 372 holders of record of the Units of Limited Partnership Interests.

Distributions of $210,000 were made to unit holders during 2000. There were no material restrictions upon Registrant's present or future ability to make distributions following the provisions of Registrant's Limited Partnership Agreement.
Item 6. Selected Financial Data

for the Year Ended
December 31,

	2000	1999	1998	1997	1996
Total Revenue	$135,009	6,492	5,067	5,269	4,449
Net Income (Loss)	54,158	(48,152)	(19,090)	(35,478)	(35,323)
Net income(loss) per limited partner unit	12.39	(11.46)	(6.03)	(10.06)	(9.62)
Distributions per limited partner unit	50	--	150	160	120
Total assets	1,387,460	1,537,357	1,501,015	2,156,342	2,870,608
Note receivable affiliate	--	-	-	1,833,601	2,478,601

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation

Sales
During 2000, the Registrant sold two lots from the Hendersonville Property and approximately 3.5 acres from the Nashville Property. Gross proceeds were $331,700 and $212,121 was distributed to the partners. The remaining proceeds were retained to meet the operational needs of the partnership.
Operations

The operations of the Partnership for 2000 and 1999 are not comparable to prior years since the foreclosure and acquisition of the Property. Whereas prior to 1999, the Registrant generated interest income and incurred only administrative expenses, the Registrant now generates land sales and incurs property expenses such as property taxes and grounds maintenance. The increase in legal and accounting expense is due to higher audit fees. The increase in general and administrative expenses is due to write offs of cash that was on the books in error.

Financial Condition and Liquidity

At February 29, 2001, the Registrant had $98,885 in cash to meet its 2001 operating expenses. The General Partner believes that this cash balance is sufficient to meet the operational needs of the Registrant for the year 2001.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Registrant has no market risk exposures defined by Item 305 of Regulation S-K of the Securities Exchange Act of 1934.

Item 8. Financial Statements and Supplementary Data

The Financial Statements required by Item 8 are filed at the end of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

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

W. Gerald Ezell

W. Gerald Ezell, age 70, is a director of 222 Partners, Inc. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

Steven D. Ezell, age 48, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald
Ezell.

Michael A. Hartley

Michael A. Hartley, age 41, serves as a Secretary/Treasurer and Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

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

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2000, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates that were less than $60,000, refer to Note 2 of the notes to Financial Statements in Item 8.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(3) Exhibits
3

Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A1 to the Prospectus of Registrant dated December 3, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

22	Subsidiaries - Registrant has no subsidiaries

(b) No reports on Form 8-K have been filed during the last quarter of 2000.

Independent Auditors' Report

The Partners
Hickory Lenders, Ltd.:

We have audited the accompanying balance sheets of Hickory Lenders, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Lenders, Ltd. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three- year period ended December 31, 2000, in conformity with accounting principals generally accepted in the United States of America.

KPMG LLP

Nashville, Tennessee
February 20, 2001

HICKORY LENDERS, LTD.
(A Limited Partnership)

Balance Sheets

December 31, 2000 and 1999
Assets	2000	1999

Cash	$104,454	$36,981
Land and Improvements held for sale	1,175,739	1,312,304
Restricted Cash	107,267	188,072

Total Assets	$1,387,460	$1,537,357

Liabilities and Partners' Equity

Accounts Payable	$67,692	$ 61,773
Property Taxes Payable	24,868	22,721
Total Liabilities	92,560	84,494

Partners' Equity

Limited Partners (4,200 units outstanding)	1,294,900	1,452,863
General Partner	--	--

Commitments and contingencies

Total liabilities and partners' equity	$1,387,460	$1,537,357

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.
(A Limited Partnership)

Statements of Operations

Years ended December 31, 2000 1999 and 1998

	2000	1999	1998
Revenue:
Sale of land and improvements	$331,700	$--	$--
Cost of land and improvements sold	(161,657)	--	--
Selling expenses	(44,623)	--	--
Gain on Sale of Land and Improvements	125,420	--	--
Interest income	9,589	6,492	5,067
Total Revenue	135,009	6,492	5,067
Expenses:
Management fee	7,000	7,000	7,000
Legal and accounting fees	30,673	19,674	15,272
General and administrative	10,346	396	1,885
Ground Maintenance	1,684	2,289	-
Property Taxes	27,516	25,285	-
State Taxes	3,632	--	--
Total expenses	80,851	54,644	24,157
Net Income (Loss)	$54,158	$ (48,152)	$(19,090)
Net income (loss) allocated to:
Limited partners	$52,037	$ (48,152)	$(25,327)
General partner	2,121	-	6,237

Net income (loss) per limited partner unit	$12.39	$ (11.46)	$(6.03)
Weighted average units outstanding	4,200	4,200	4,200

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.
(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2000, 1999 and 1998

		Limited partners	General Partner	Total
	Units	Amount
Balance at December 31, 1997	4,200	$2,156,342	$--	$2,156,342
Net loss		(25,327)	6,237	(19,090)
Distributions		(630,000)	(6,237)	(636,237)
Balance at December 31, 1998	4,200	1,501,015		1,501,015
Net Loss		(48,152)		(48,152)
Balance at December 31, 1999	4,200	1,452,863		1,452,863
Net Income		52,037	2,121	54,158
Distributions		(210,000)	(2,121)	(212,121)
Balance at December 31, 2000	4,200	$1,294,900	$--	$1,294,900

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.
(A Limited Partnership)
Statements of Cash Flows
Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$54,158	$(48,152)	$(19,090)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Additions to Land and Improvements held for sale	(25,092)	(3,703)	-
Cost of land and improvements sold	161,657		--
Decrease (Increase) in restricted cash	80,805	(188,072)	--
Increase in accounts payable	5,919	61,773	-
Increase in property taxes payable	2,147	22,721	--
Net cash provided (used) by operating activities	279,594	(155,433)	(19,090)
Cash flows from financing activities:
Distributions	(212,121)	-	(636,237)
Payments received on note receivable applied to principal	--	-	525,000
Net cash used in financing activities	(212,121)	-	(111,237)
Net increase (decrease) in cash	67,473	(155,433)	(130,327)
Cash at beginning of year	36,981	192,414	322,741
Cash at end of year	$104,454	$36,981	$192,414
Supplemental disclosure of cash flows information:

Cash paid during the year for state income taxes	$3,632	$--	$--

Supplemental disclosure of non-cash transactions:
Land and improvements received as settlement of note receivable from affiliate	$--	$--	$1,308,601

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2000 and 1999

  Summary of Significant Accounting Policies

  (a) Organization

Hickory Lenders, Ltd. (the Partnership), a Tennessee limited partnership, was organized on September 15, 1987, to lend amounts to corporations, partnerships and other entities engaged primarily in the business of owning and operating real estate. In 1999, the General Partner foreclosed on certain debt to Hickory Hills, Ltd. The Registrant's primary business now is to dispose of certain undeveloped real properties located in Nashville, Davidson county, Tennessee and Hendersonville, Sumner County, Tennessee ("the Properties").

The General Partner is 222 Hickory, Ltd., and the general partner of 222 Hickory, Ltd. is 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method and includes only those assets, liabilities, and results of operations which relate to the business of the Partnership.

(b) Estimates

Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(c) Cash

Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

(d) Land and Improvements Held for Sale

Land includes two tracts of undeveloped land representing approximately 155 and 158 acres as of December 31, 2000 and 1999, respectively. In addition, the Partnership owns one tract of land developed into residential lots with 3 and 5 lots remaining at December 31, 2000 and 1999, respectively. The land and improvements were recorded at their fair value on December 31, 1998, the date the property was obtained upon foreclosure of a note receivable.

Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. At December 31, 2000 and 1999 the fair value was determined by recovering. The future discounted net cash flows using a discount rate commensurate with the risk associated with the property

Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for sale is not impaired at December 31, 2000.

HICKORY LENDERS, LTD.
(A Limited Partnership)
Notes to Financial Statements

Summary of Significant Accounting Policies

(e) Income Taxes

No provision has or will be made for Federal income taxes since such taxes since such taxes are the personal responsibility of the partneers. Beginning in 2000, the Partnership pays state income taxes on earnings from Tennessee operations. Annually, the partners receive, from the Partnership, IRS Form K-1's which provide them with their respective share of taxable income or losses, deductions, and other tax related information.

The company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The efect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(f) PartnershipAllocations

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

Partnership distributions are allocated 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, including preferred return (12% annual cumulative return on capital contributed), and then 73% to the limited partners and 27% to the general partner.

Cumulative unpaid preferred returns are $3,478,348 and $3,184,348 at December 31, 2000 and 1999, respectively.

HICKORY LENDERS, LTD.
(A Limited Partnership)
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

(g) Income Recognition

Income from sales of land held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

(h) Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three years ended December 31, 2000, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income (loss) for each of the years was the same as income (loss).

(2) Income Taxes

The Company's income tax expense relates to state income taxes from continuing operations in Tennessee.

The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates tot he valuation of land and improvements held for investment. For income tax purposes certain costs that were capitalized as additional land improvement costs for book purposes were currently deducted, and the valuation allowance was not recognized. The tax effect of these temporary differences represents a deferred tax asset of approximately $50,000. At December 31, 2000, a full valuation allowance has been established for the deferred assets related to the partnership land and improvements basis difference.

(3) Related Party Transactions

Affiliates of the general partner receive fees for performing certain services. Expenses incurred for these services during 2000, 1999, and 1998 are as follows:

	2000	1999	1998
Management fee	$ 7,000	7,000	7,000
Accounting fees	$9,304	2,600	2,522

HICKORY LENDERS, LTD.
(A Limited Partnership)
Notes to Financial Statements

(4) Land and Improvements Held for Sale

The components of land and improvements held for sale are as follows:

	2000	1999

Land	$531,256	$628,735
Land Improvements	644,483	683,569
Total	$1,175,739	$1,312,304

The aggregate cost of land and improvements held for sale for Federal income tax purposes was $ 2,013,976 at December 31, 2000.

(5) Distributions

For the years ended December 31, 2000, 1999 and 1998, the Partnership made distributions to its partners totaling $ 212,121 and $636,237, respectively. Of these amounts, 99% was distributed to the limited partners at $50 per unit and $150 per unit, respectively and 1% was distributed to the general partner.

(6) Restricted Cash

At December 31, 2000 and 1999, the Partnership has restricted cash balances of $107,267 and $188,072, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are made.

Exhibits filed pursuant to Item 14(a) (3):

HICKORY LENDERS, LTD.

(A Tennessee Limited Partnership)

Exhibit Index

Exhibit

3 Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A1 to the Prospectus of Registrant dated December 3, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

22 Subsidiaries-Registrant has no subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

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