Form 10-Q
period 2001-03-31
HICKORY LENDERS LTD
filed 2001-05-21
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ___________

Commission File Number: 33-18089-A

HICKORY LENDERS, LTD.

(Exact name of Registrant as specified in its charter)
Tennessee	62-1336905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)
4400 Harding Road, Suite 500,Nashville, Tennessee	37205
(Address of principal executive office)	(Zip Code)

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

YES X NO ___

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HICKORY LENDERS, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2001 and 2000

(Unaudited)

INDEX

Financial Statements:

Balance Sheets 3

Statements of Operations 4

Statements of Cash Flows 5

Notes to Financial Statements 6

HICKORY LENDERS, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)

	March 31, 2001	December 31, 2000

ASSETS

Cash	$53,875	$104,454
Restricted cash	124,319	107,267
Land and improvements held for investment	1,175,739	1,175,739

Total assets	$1,353,933	$1,387,460

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accounts payable	$9,341	$8,692
Accrued property tax	6,405	24,868
Impact fee payable	59,000	59,000
Total liabilities	74,746	92,560

Partners' Equity:

Limited partners (4,200 units outstanding)	1,279,187	1,294,900
General partner	-	-

Total partners' equity	1,279,187	1,294,900

Total liabilities and partners' equity	$1,353,933	$1,387,460



See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2001	2000

REVENUE:
Interest income	1,051	$ 1,258

EXPENSES:
Professional fees	4,500	8,406
Property management fee	1,750	1,750
Administrative expenses	2,859	463
Property tax expense	6,446
State tax	809
Total expenses	16,364	10,619

NET LOSS	$ (15,313)	$(9,361)

Net loss per limited partners unit ( 7,500 units outstanding)	(3.65)	(2.23)



See accompanying notes to financial statements

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended MARCH 31,
	2001	2000
Cash Flows from Operating Activities:

Net Loss	$ (15,713)	$ (9,361)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:

Increase (Decrease) in Accounts Payable	649	(6,939)
Increase in Restricted cash	(17,052)	(17,258)
Decrease in accrued Property Tax	(18,463)
Net Cash used in Operating Activities	(35,266)	(24,197)

Net Decrease in Cash	(50,579)	(33,558)

Cash at beginning of period	104,454	36,981

Cash at end of period	$53,875	$ 3,423



See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only  of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the three-month  period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:
	Three months ended March 31,
	2001	2000

Management Fees	$ 1,750	$ 1,750
Accounting Fees	400	$ 400

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2001 and 2000 the Partnership had no components of other comprehensive income. Accordingly, comprehensive loss for each of the periods was the same as net loss.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001.

The general partner and its affiliates have been actively involved in managing the Partnership, and the Property. Overall operations of the Property have not fluctuated significantly from the prior quarter ended March 31, 2000.

FINANCIAL CONDITION

LIQUIDITY

At April 30, 2001 the Registrant had approximately $48,429 in cash reserves. These funds are expected to be sufficient to fund operations through 2001.


PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKORY LENDERS, LTD.
By: 222 HICKORY, LTD.
General Partner

By: 222 PARTNERS, INC.
General Partner

Date: May 21, 2001	By:/s/ Steven D. Ezell
President

Date: May 21, 2001	By:/s/Michael A. Hartley
Secretary/Treasurer