Form 10-Q
period 2001-06-30
HICKORY LENDERS LTD
filed 2001-08-14
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001

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

YES X NO ___

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HICKORY LENDERS, LTD.

(A Limited Partnership)

FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2001 and 2000

(Unaudited)

INDEX

Financial Statements:

Balance Sheets 3

Statements of Operations 4

Statements of Cash Flows 5

Notes to Financial Statements 6

HICKORY LENDERS, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)

	June 30, 2001	December 31, 2000

ASSETS

Cash	$4,534	$104,454
Restricted cash	124,968	107,267
Land and improvements held for investment	1,203,219	1,175,739

Total assets	$1,332,721	$1,387,460

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accounts payable	$3,295	$8,692
Accrued property tax	12,806	24,868
Accrued state taxes	1,618	--
Impact fee payable	59,000	59,000
Total liabilities	76,719	92,560

Partners' Equity:

Limited partners (4,200 units outstanding)	1,256,002	1,294,900
General partner	-	-

Total partners' equity	1,256,002	1,294,900

Total liabilities and partners' equity	$1,332,721	$1,387,460



See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,
	2001	2000	2001	2000

REVENUE:

Land sales	-	-	-	-

Gross proceeds	-	$20,000	-	$20,000
Cost of land sold	-	(43,591)	-	(43,591)
Selling expenses	-	(390)	-	(390)
Loss on sale of land		(23,981)		(23,981)

Interest income	$649	1,511	$1,700	2,769

Total revenue	649	(22,470)	1,700	(21,212)

EXPENSES:
Professional fees	13,261	8,564	18,161	16,970
Property management fee	1,750	1,750	3,500	3,500
Administrative expenses	1,612	2,351	4,471	3,722
Property tax expense	6,402		12,848
State tax	809		1,618
Total expenses	23,834	12,664	40,598	24,191

NET LOSS	$ (23,185)	$(35,135)	$(38,898)	$(45,404)

Net loss per limited partner unit ( 4,200 units outstanding)	$(5.52)	$(8.37)	$(9.26)	$(10.81)

See accompanying notes to financial statements

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2001	2000
Cash Flows from Operating Activities:

Net loss	$(38,898)	$(45,404)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:

Decrease in accounts payable	(5,397)	(8,794)
Increase in accounts receivable	-	(19,494)
Cost of land sold	-	43,591
Cost of land improvements	(27,480)	(25,092)
(Increase) decrease in restricted cash	(17,701)	76,794
Increase in accrued state taxes	1,618	-
Decrease in accrued property tax	(12,062)
Net cash (used) provided by operating activities	(61,022)	21,601

Net (decrease)increase in cash	(99,920)	21,601

Cash at beginning of period	104,454	36,981

Cash at end of period	$4,534	$58,582

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2001 and 2000

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only  of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the six-month  period ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.RELATED PARTY TRANSACTIONS

The General partner and its affiliates have been actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:
	Six months ended June 30,
	2001	2000

Management Fees	3,500	3,500
Accounting Fees	9,200	8,503

C. COMPREHENSIVE INCOME

During the six-month periods ended June 30, 2001 and 2000 the Partnership had no components of other comprehensive income. Accordingly, comprehensive loss for each of the periods was the same as net loss.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001.

The general partner and its affiliates have been actively involved in managing the Partnership, and the Property. Overall operations of the Property have not fluctuated significantly from the prior quarter ended June 30, 2000 except for the increase in professional fees. Professional fees for 2001 include increased audit fees and architect and engineering fees. There were no architect and engineering fees in the second quarter of 2000..

FINANCIAL CONDITION

LIQUIDITY

At June 30, 2001 the Registrant had approximately $4,533 in cash reserves. These funds are not expected to be sufficient to fund operations through 2001. Unless the registrant has a sale, the General partner will assist the Registrant in meeting operational needs through affiliated loans.


PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKORY LENDERS, LTD.
By: 222 HICKORY, LTD.
General Partner

By: 222 PARTNERS, INC.
General Partner

Date: August 14, 2001	By:/s/ Steven D. Ezell
President

Date: August 14, 2001	By:/s/Michael A. Hartley
Secretary/Treasurer