Form 10-Q
period 2001-09-30
HICKORY LENDERS LTD
filed 2001-11-13
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended SEPTEMBER 30, 2001

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

YES X NO ___

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HICKORY LENDERS, LTD.

(A Limited Partnership)

FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2001 and 2000

(Unaudited)

INDEX

Financial Statements:

Balance Sheets 2

Statements of Operations 3

Statements of Cash Flows 4

Notes to Financial Statements 5

HICKORY LENDERS, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)
	September 30, 2001	December 31, 2000
Assets

Cash	$11,087	104,454
Restricted cash	104,254	107,267
Land and improvements held for sale	1,203,219	1,175,739

Total Assets	$1,318,560	1,387,460

Liabilities and Partners' equity

Accounts payable	$3,295	8,692
Property tax payable	19,209	24,868
Impact fee payable	59,000	59,000
Franchise and excise payable	2,427	0

Total Liabilities	83,931	92,560

Partners' equity:

Limited partners, 4,200 units outstanding	1,234,629	1,294,900
General partner	0	0

Total partners' equity	1,234,629	1,294,900

Total liabilities and partners' equity	$1,318,560	1,387,460

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended		Nine months ended
	September 30,
	2001	2000	2001	2000
REVENUE:
Land Sale:
Gross proceeds	$0	263,200	0	283,200
Cost of land sold	0	<99,569>	0	<143,160>
selling expenses	0	<37,670>	0	<38,060>

Gain on land sale	0	125,961	0	101,980

Interest income	838	1,036	2,539	3,805

Total Revenue	838	126,997	2,539	105,785

Expenses:

State tax	809	908	2,427	2,724
Property taxes	6,403	26,644	19,252	26,760
Grounds maintenance expense	8,876	1,374	8,876	1,485
Property management fee	1,750	1,750	5,250	5,250
Professional fees	3,000	400	21,161	17,370
General and administrative expenses	1,372	1,025	5,844	2,704

Total Expenses	22,210	32,101	62,810	56,293

Net (loss) income	$<21,372>	94,896	<60,271>	49,492
Net (loss) income per limited partner unit (4,200 units outstanding)	($5.09)	22.59	(14.35)	11.78

See accompanying notes to financial statements

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:

Net (loss) income	$<60,271>	49,492
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Decrease in restricted cash	3,013	75,758
Cost of land improvements	<27,480>	<25,092>
Cost of land and improvements sold	0	143,160
Decrease in accounts payable	<5,397>	<23,113>
(Decrease)increase in property tax payable	<5,659>	24,468
Increase in franchise tax payable	2,427	0

Net cash (used) provided by operating activities	<93,367>	244,673

Net (decrease) increase in cash	<93,367>	244,673

Cash at beginning of period	104,454	36,981
Cash at end of period	$11,087	281,654

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2001 and 2000

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only  of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the nine month  period ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.RELATED PARTY TRANSACTIONS

The General partner and its affiliates have been actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:
	Nine months ended September 30,
	2001	2000

Management Fees	$5,250	5,250
Accounting Fees	9,700	8,903

C. COMPREHENSIVE INCOME

During the nine-month periods ended September 30, 2001 and 2000 the Partnership had no components of other comprehensive income. Accordingly, comprehensive (loss) income for each of the periods was the same as net (loss) income.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001.

The general partner and its affiliates have been actively involved in managing the Partnership, and the Property. The Property consists of approximately 155 acres in Nashville, Davidson County, Tennessee and 3 lots in a residential subdivision in Hendersonville, Sumner County, Tennessee on Old Hickory Lake. Overall operations of the Property have not fluctuated significantly from the prior quarter ended September 30, 2000 except for the lack of land sales in fiscal 2001 and the increase in professional fees. Professional fees for 2001 include increased audit fees and architect and engineering fees. There were no architect and engineering fees in the third quarter of 2000. The increase in 2001 of ground maintenance expense is due to necessary repairs on the Hendersonville property.

FINANCIAL CONDITION

LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at September 30, 2001. At September 30, 2001, the Partnership had unrestricted cash of $11,087, liabilities to non-affiliated entities of $83,931. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a fair value of $1,318,560 and has liabilities of $83,931. If funds are not sufficient to meet operational expenses in 2001, the General partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The Partnership is required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Partnership will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Partnership either will settle the obligation for its recorded amount or will incur a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Partnership does not expect the adoption of this standard to have a material effect on the Partnership's revenue, operating results or liquidity.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.


PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - none

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKORY LENDERS, LTD.
By: 222 HICKORY, LTD.
General Partner

By: 222 PARTNERS, INC.
General Partner

Date: November 14, 2001	By:/s/ Steven D. Ezell
President

Date: November 14, 2001	By:/s/Michael A. Hartley
Secretary/Treasurer