Form 10-K
period 2001-12-31
HICKORY LENDERS LTD
filed 2002-03-27
CIK 824482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2001

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

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $4,200,000 as of December 3, 1987.  This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public.  There is no current market for these Units.

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

Financial Information about Industry Segments

The Registrant's activity is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 -  Selected Financial Data.

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

Item 2. Properties

As of December 31, 2001, Registrant owned two parcels of land in Tennessee, composed of 155 acres in Nashville and three residential lots in Hendersonville. See Item 1 above for a more detailed description.

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

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced a 4,200-unit offering of Limited Partnership Interest to the public on December 3, 1987. The Limited Partnership units were $1,000 per Unit. The offering of $4,200,000 was fully subscribed and closed on August 31, 1988. As of January 31, 2002, there were 359 holders of record of the Units of Limited Partnership Interests.

Distributions of $210,000 were made to limited partner unit holders during 2000. There were no material restrictions upon Registrant's present or future ability to make distributions following the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

For the Year Ended
December 31,

	2001	2000	1999	1998	1997
Total Revenue	$45,179	$135,009	6,492	5,067	5,269
Net Income (Loss)	(33,821)	54,158	(48,152)	(19,090)	(35,478)
Net income(loss) per limited partner unit	(8.05)	12.39	(11.46)	(6.03)	(10.06)
Distributions per limited partner unit	-	50	--	150	160
Total assets	$1,352,611	1,387,460	1,537,357	1,501,015	2,156,342
Note receivable affiliate	-	--	-	-	1,833,601

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Sales

During 2001, the Registrant sold one lot from the Hendersonville Property. The proceeds were retained to meet the operational needs of the partnership.

Operations

The operations of the Partnership for 2001 and 2000 are comparable. The operations for the year 1999 do not include a full year of property expenses because the foreclosure and acquisition of the Property took place in June of that year.

Financial Condition and Liquidity

At February 28, 2002, the Partnership had unrestricted cash of $38,991 and liabilities to non-affiliated entities of $91,532. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a carrying value of $1,352,611 and has total liabilities of $91,532 as of December 31, 2001. If funds are not sufficient to meet operational expenses in 2002, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for sale is reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the Fair Value. Based upon management's analysis of the Partnership's land and improvements held for sale, no impairment charge was necessary at December 31, 2001.

Contractual Obligations and Commitments

At December 31, 2001, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does have no lines of credit, guarantees, or other commercial commitments. At December 31, 2001 and 2000, the Partnership has restricted cash balances of $104,930 and $107,267, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are completed. The Partnership may however borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2001, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote 2 to the financial statements.

Recently Issued Accounting Standards
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a significant impact on the financial condition or results of operations.

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

W. Gerald Ezell

W. Gerald Ezell, age 71, is a director of 222 Partners, Inc. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

Steven D. Ezell, age 49, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

Michael A. Hartley, age 42, serves as Secretary/Treasurer and Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11. Executive Compensation

During 2001, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of January 31, 2002 no person or "group" (as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2001, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates that were less than $60,000, refer to Note 2 of the notes to Financial Statements in Item 8.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	(1)Financial Statements		Page Number
	Independent Auditors' Report		F-1
Financial Statements
		Balance Sheets	F-2
		Statements of Operations	F-3
		Statements of Partners' Equity	F-4
		Statements of Cash Flows	F-5
		Notes to Financial Statements	F-6

(3) Exhibits
3

Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A1 to the Prospectus of Registrant dated December 3, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

	22	Subsidiaries - Registrant has no subsidiaries

(b)	No reports on Form 8-K have been filed during the last quarter of 2001.

Independent Auditors' Report

The Partners
Hickory Lenders, Ltd.:

We have audited the accompanying balance sheets of Hickory Lenders, Ltd. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Lenders, Ltd. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three- year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Nashville, Tennessee
February 1, 2002

HICKORY LENDERS, LTD.
(A Limited Partnership)

Balance Sheets

December 31, 2001 and 2000

Assets	2001	2000

Cash	$67,067	$104,454
Land and Improvements held for sale	1,180,614	1,175,739
Restricted Cash	104,930	107,267

Total Assets	$1,352,611	$1,387,460

Liabilities and Partners' Equity

Accounts Payable	$65,530	$67,692
Property Taxes Payable	26,002	24,868
Total Liabilities	91,532	92,560

Partners' Equity

Limited Partners (4,200 units outstanding)	1,261,079	1,294,900
General Partner	--	--

Commitments and contingencies

Total liabilities and partners' equity	$1,352,611	$1,387,460

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.
(A Limited Partnership)

Statements of Operations

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Revenue:
Sale of land and improvements	$72,000	$331,700	$--
Cost of land and improvements sold	(22,605)	(161,657)	--
Selling expenses	(8,711)	(44,623)	--
Gain on sale of land and improvements	40,684	125,420	--
Interest income	4,495	9,589	6,492
Total Revenue	45,179	135,009	6,492
Expenses:
Management fee	7,000	7,000	7,000
Legal and accounting fees	24,161	30,673	19,674
General and administrative	8,952	10,346	396
Ground maintenance	9,156	1,684	2,289
Property taxes	26,495	27,516	25,280
State taxes	3,236	3,632	--
Total expenses	79,000	80,851	54,644
Net Income (Loss)	$(33,821)	$54,158	$(48,152)
Net income (loss) allocated to:
Limited partners	$(33,821)	$52,037	$(48,152)
General partner	-	2,121	-

Net income (loss) per limited partner unit	$(8.05)	$12.39	$(11.46)
Weighted average units outstanding	4,200	4,200	4,200

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.
(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2001, 2000 and 1999

		Limited	General
		Partners	Partner
	Units	Amount	Amount	Total
Balance at December 31, 1998	4,200	$1,501,015	-	$1,501,015
Net loss		(48,152)	-	(48,152)
Balance at December 31, 1999	4,200	1,452,863	-	1,452,863
Net income		52,037	2,121	54,158
Distributions		(210,000)	(2,121)	(212,121)
Balance at December 31, 2000	4,200	1,294,900	--	1,294,900
Net income		(33,821)	-	(33,821)
Balance at December 31, 2001	4,200	$1,261,079	-	$1,261,079

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.
(A Limited Partnership)
Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net (loss) income	$(33,821)	$54,158	$(48,152)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Additions to land and improvements held for sale	(27,480)	(25,092)	(3,703)
Cost of land and improvements sold	22,605	161,657	-
Decrease (increase) in restricted cash	2,337	80,805	(188,072)
(Decrease) increase in accounts payable	(2,162)	5,919	61,773
Increase in property taxes payable	1,134	2,147	22,721
Net cash (used) provided by operating activities	(37,387)	279,594	(155,433)

Cash flows from financing activities:
Distributions	-	(212,121)	-
Net cash used in financing activities	-	(212,121)	-
Net (decrease) increase in cash	(37,387)	67,473	(155,433)
Cash at beginning of year	104,454	36,981	192,414
Cash at end of year	$67,067	$104,454	$36,981

Supplemental disclosure of cash flows information:

Cash paid during the year for state income taxes	$3,236	$3,632	$--

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2001 and 2000

  Summary of Significant Accounting Policies
    Organization

    Hickory Lenders, Ltd. (the Partnership), a Tennessee limited partnership, was organized on September 15, 1987, to lend amounts to corporations, partnerships and other entities engaged primarily in the business of owning and operating real estate. In 1999, the Partnership foreclosed on certain debt to Hickory Hills, Ltd. The Partnership's primary business now is to dispose of certain undeveloped real properties located in Nashville, Davidson county, Tennessee and Hendersonville, Sumner County, Tennessee ("the Properties").

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
    Land and Improvements Held for Sale
    Land includes two tracts of undeveloped land representing approximately 155 acres as of December 31, 2001 and 2000. In addition, the Partnership owns one tract of land developed into residential lots with 3 and 4 lots remaining at December 31, 2001 and 2000, respectively. The land and improvements were recorded at their fair value on December 31, 1998, the date the property was obtained upon foreclosure of a note receivable.

    Land and improvements held for sale are reported at the lower of the carrying amount or estimated fair value less estimated costs to sell. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets less estimated costs to sell. If impaired, a loss is provided to reduce the land and improvements held for sale to its estimated fair value. At December 31, 2001 and 2000, the estimated fair value was determined through recovering the discounted future net cash flows using a discount rate commensurate with the risk associated with the property. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for sale are not impaired at December 31, 2001.

HICKORY LENDERS, LTD.
(A Limited Partnership)
Notes to Financial Statements

  Summary of Significant Accounting Policies
    Income Taxes
    No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership IRS Form K-1's which provide them with their respective share of taxable income or losses, deductions, and other tax related information. Beginning in 2000, the partnership pays state taxes on earnings from Tennessee operations.
    The Partnership accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
    The Partnership's income tax expense relates to state taxes for income from continuing operations in Tennessee.
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

      Partnership distributions are allocated 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, including preferred return (12% annual cumulative return on capital contributed), and then 73% to the limited partners and 27% to the general partner. Cumulative unpaid preferred returns are $3,982,348 and $3,478,348 at December 31, 2001 and 2000, respectively.

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

HICKORY LENDERS, LTD.
(A Limited Partnership)
Notes to Financial Statements

  Summary of Significant Accounting Policies

    Comprehensive Income
    Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three years ended December 31, 2001, the Partnership had no components of other comprehensive (loss) income. Accordingly, comprehensive (loss) income for each of the years was the same as net (loss) income.
    Recently Issued Accounting Standards
    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows     expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a significant impact on the financial condition or results of operations.
  Related Party Transactions
  Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services during 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Management fee	$7,000	$7,000	$7,000
Accounting fees	$10,200	$9,304	$2,600

  Land and Improvements Held for Sale
  The components of land and improvements held for sale are as follows:

	2001	2000
Land	$521,042	$531,256
Land improvements	659,572	644,483
Total	$1,180,614	$1,175,739

The aggregate cost of land and improvements held for sale for Federal income tax purposes was $ 2,013,976 at December 31, 2001.
  Distributions
  No distributions were made during the years ended December 31, 2001 and 1999. For the year ended December 31, 2000, the Partnership made distributions to its partners totaling $212,121. Of these amounts, 99% was distributed to the limited partners at $50 per unit and 1% was distributed to the General Partner.

HICKORY LENDERS, LTD.
(A Limited Partnership)
Notes to Financial Statements

  Restricted Cash
  At December 31, 2001 and 2000, the Partnership has restricted cash balances of $104,930 and $107,267, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are completed.

Independent Auditors' Report

The Partners

Hickory Lenders, L.P.:

Under date of February 1, 2002, we reported on the balance sheets of Hickory Lenders, L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. The financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2002

S-1

HICKORY LENDERS, LTD.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2001

		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired
3 lots in a residential subdivision in Hendersonville, Sumner County, Tennessee	-	$37,846	--	52,572	--	37,846	52,572	$90,418	--	--	6/29/99
155 acres in Nashville, Davidson County, Tennessee		$1,090,196	--	--	--	1,090,196	--	$1,090,196	--	--	6/29/99
Total	-	$1,180,614	--	52,572	--	1,128,042	52,572	$1,180,614

S-2

HICKORY LENDERS, LTD.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2001 and 2000

(Continued)

2001	2000
(1) Balance at beginning of Period	$1,175,739	$1,312,304
Additions during period:
Improvements	27,480	25,092
Deductions during period:
Cost of real estate Sold	22,605	161,657
Balance at close of Period	$1,180,614	$1,175,739

(2) Aggregate cost for Federal income tax Purposes	$2,013,577	$2,247,461

See accompanying independent auditors' report.

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

HICKORY LENDERS, LTD.
By: 222 Hickory, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 27, 2002	By: /s/Steven D. Ezell
President and Director
DATE: March 27, 2002	By: /s/Michael A. Hartley
Vice-President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HICKORY LENDERS, LTD.
By: 222 Hickory, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 27, 2002	By: /s/Steven D. Ezell
President and Director
DATE: March 27, 2002	By: /s/Michael A. Hartley
Vice-President and Director

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders.