Form 10-Q
period 2002-03-31
HICKORY LENDERS LTD
filed 2002-05-14
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

March 31, 2002

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

YES X NO ___

PART I. FINANCIAL INFORMATION

HICKORY LENDERS, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2002 and 2001

(Unaudited)

INDEX

Item 1. FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2002 and December 31, 2001 3

Statements of Operations for the Three Months Ended March 31, 2002 and 2001 4

Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 5

Notes to Financial Statements for the Three Months Ended March 31, 2002 and 2001 6

Item 2: Management's discussion and analysis of financial condition and results of operations 7

PART II. Other information 8

Item 6. Exhibits and reports on Form 8-K 8

SIGNATURES 9

HICKORY LENDERS, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)
	March 31, 2002	December 31, 2001
ASSETS

Cash	$91,700	$67,067
Restricted cash	105,114	104,930
Land and improvements held for sale	1,158,434	1,180,614

Total assets	$1,355,248	$1,352,611

LIABILITIES AND PARTNERS' EQUITY

Property taxes payable	$6,500	$26,002
Accounts payable	6,545	3,294
Impact fee payable	59,000	59,000
Franchise and excise taxes payable	4,024	3,236

Total liabilities	76,069	91,532

Partners' equity:

Limited partners, 4,200 units outstanding	1,279,179	1,261,079
General partner	-	-

Total partners' equity	1,279,179	1,261,079

Total liabilities and partners' equity	$1,355,248	$1,352,611

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2002	2001
REVENUE:
Land sale:
Gross proceeds	$72,000	$-
Cost of land sold	(22,180)	-
Selling expenses	(19,031)	-

Gain on sale of land	30,789	-

Interest income	184	1,051

Total revenues	30,973	1,051

Expenses

State tax	788	809
Property taxes	6,594	6,446
Property management fee	1,750	1,750
Professional fees	3,250	4,900
General and administrative expenses	491	2,859

Total Expenses	12,873	16,764

Net income (loss)	$18,100	$(15,713)
Net income (loss) per limited partner unit (4,200 units outstanding)	$4.31	$(3.74)

See accompanying notes to financial statements

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months ended March 31,
	2002	2001
Cash flows from operating activities:

Net income (loss)	$18,100	$(15,713)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in restricted cash	(184)	(17,052)
Cost of land sold	22,180	-
Increase (decrease) in accounts payable	3,251	(160)
Decrease in property taxes payable	(19,502)	(18,463)
Increase in franchise and excise taxes payable	788	809

Net cash provided by (used) operating activities	24,633	(50,579)

Net increase (decrease) in cash	24,633	(50,579)

Cash at beginning of period	67,067	104,454
Cash at end of period	$91,700	$53,875

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only  of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the three-month  period ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:

	Three months ended March 31,
	2002	2001

Management fees	$ 1,750	$ 1,750
Accounting fees	500	$ 400

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2002 and 2001 the Partnership had no components of other comprehensive income (loss). Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

D. IMPAIRMENT

Effective January 1, 2002 the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The adoption of SFAS No. 144 did not have an impact on the Partnership's financial condition or results of operations.

Item 2: Management's discussion and analysis of financial condition and results of operations

Results of operations for the quarter ended March 31, 2002.

During the first quarter of 2002, the registrant sold one lot in the Hendersonville property. Sale proceeds were retained to meet operating expenses. Expenses of the Registrant have not fluctuated significantly from the prior quarter ended March 31, 2001.

FINANCIAL CONDITION

LIQUIDITY

At April 30, 2002 the Registrant had approximately $88,034 in cash. These funds are expected to be sufficient to fund operations through 2002.

Critical Accounting Policies

Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value.

Contractual Obligations and Commitments

At March 31, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At March 31, 2002, the Partnership has restricted cash balances of $105,114, to be used to fund property improvements, consisting of utility work. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2002 and December 31, 2001, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.


PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKORY LENDERS, LTD.
By: 222 HICKORY, LTD.
General Partner

By: 222 PARTNERS, INC.
General Partner

Date: May 15, 2002	By:/s/ Steven D. Ezell
President

Date: May 15, 2002	By:/s/Michael A. Hartley
Secretary/Treasurer