Form 10-Q
period 2002-06-30
HICKORY LENDERS LTD
filed 2002-08-14
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

June 30, 2002

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

YES X NO ___

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HICKORY LENDERS, LTD.

(A Limited Partnership)

FINANCIAL STATEMENTS

(Unaudited)

INDEX

Item 1. Financial Statements

Balance Sheets as of June 30, 2002 and December 31, 2001 3

Statements of Operations for the three and six months ended June 30, 2002 and 2001 4

Statements of Cash Flows for the six months ended June 30, 2002 and 2001 5

Notes to Financial Statements for the three and six months ended June 30, 2002 and 2001 6

Item 2: Management's discussion and analysis of financial condition and results of operations 7

PART II. Other information 8

Item 6. Exhibits and reports on Form 8-K 8

Signatures 9

Certification 10

HICKORY LENDERS, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS

Cash	131,838	67,067
Restricted cash	105,359	104,930
Land and improvements held for sale	1,136,254	1,180,614

Total Assets	$ 1,373,451	1,352,611

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$ 14,565	3,294
Property tax payable	13,000	26,002
Impact fee payable	59,000	59,000
Franchise and excise payable	1,659	3,236

Total liabilities	88,224	91,532

Partners' equity:

Limited partners, 4,200 units outstanding	1,285,527	1,261,079
General Partner	-	-

Total partners' equity	1,285,527	1,261,079

Total liabilities and partners' equity	$ 1,373,451	1,352,611

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,
	2002	2001	2002	2001
REVENUE:
Land sale:
Gross proceeds	$ 70,000	-	142,000	-
Cost of land sold	(22,180)	-	(44,360)	--
Selling expenses	(10,070)	-	(29,101)	-

Gain on sale	37,750	-	68,539	-

Interest income	246	649	429	1,700

Total revenues	37,996	649	68,968	1,700

Expenses

State tax	788	809	1,576	1,618
Property taxes	6,642	6,402	13,236	12,848
Grounds maintenance expense	300	-	300	-
Management fee	1,750	1,750	3,500	3,500
Professional fees	20,260	13,261	23,810	18,161
General and administrative expenses	1,907	1,612	2,398	4,471

Total expenses	31,647	23,834	44,820	40,598

Net income (loss)	$ 6,349	(23,185)	24,148	(38,898)

Net income (loss) per limited partner unit	1.51	(5.52)	(5.75)	(9.26)
Limited partner units outstanding	4,200	4,200	4,200	4,200

See accompanying notes to financial statements

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	For the six months ended June 30,
	2002	2001
Cash flows from operating activities:

Net income (loss)	$ 24,148	(38,898)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Increase in restricted cash	(429)	(17,701)
Cost of land improvements	-	(27,480)
Cost of land sold	44,360	-
Increase accounts payable	11,271	(5,397)
Decrease in property taxes payable	(13,002)	(12,062)
Increase (decrease) in accrued state taxes payable	(1,577)	1,618

Net cash provided by (used) operating activities	64,771	(99,920)

Net increase (decrease) in cash	64,771	(99,920)

Cash at beginning of period	67,067	104,454
Cash at end of period	$ 131,838	4,534

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2002 and 2001

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only  of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the six-month  period ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Management fee	$1,750	$1,750	$3,500	$3,500
Accounting fees	10,290	8,800	10,790	9,200

C. COMPREHENSIVE INCOME

During the three and six-month periods ended June 30, 2002 and 2001, the Partnership had no components of other comprehensive income (loss). Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

D. IMPAIRMENT

Effective January 1, 2002 the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. The adoption of SFAS No. 144 did not have an impact on the artnership's financial condition or results of operations.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002.

During the first six months of 2002, the registrant sold two lots in the Hendersonville property. Sales proceeds were retained to meet operating expenses. Expenses of the Registrant have not fluctuated significantly from the prior quarter ended June 30, 2001.

FINANCIAL CONDITION

LIQUIDITY

At June 30, 2002 the Registrant had approximately $132,000 in cash. These funds are expected to be sufficient to fund operations through 2002.

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

Contractual Obligations and Commitments

At June 30, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. The Partnership has accrued $59,000 of impact fees to be paid upon the sale and development of the remaining land and improvements held for sale. At June 30, 2002, the Partnership has restricted cash balances of $105,359, to be used to fund property improvements, consisting of utility work. The restricted cash secures a letter of credit in the same amount to ensure that the required developments are made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2002 and December 31, 2001, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.

HICKORY LENDERS, Ltd.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connections with the Report of Hickory Lenders, Ltd., on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Steven D. Ezell, Chief Executive Officer of Hickory Lenders, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002 By: Steven D. Ezell

Chief Executive Officer

In connections with the Report of Hickory Lenders, Ltd., on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael A. Hartley, Chief Financial Officer of Hickory Lenders, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002 By: Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

HICKORY LENDERS, LTD

By: 222 Hickory, LTD.

General Partner

By:222 PARTNERS, INC.

General Partner

Date: August 14, 2002	By:/s/ Steven D. Ezell
President

Date: August 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer