Form 10-Q
period 2002-09-30
HICKORY LENDERS LTD
filed 2002-11-14
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

September 30, 2002

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

YES X NO ___

HICKORY LENDERS, LTD.

(A Limited Partnership)

HICKORY LENDERS, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Cash	$113,320	67,067
Restricted cash	105,597	104,930
Land and improvements held for sale	1,136,254	1,180,614

Total Assets	$1,355,171	1,352,611

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$3,545	3,294
Property tax payable	19,500	26,002
Payable to affiliate	8,155	-
Impact fee payable	59,000	59,000
Franchise and excise payable	2,447	3,236

Total Liabilities	92,647	91,532

Partners' equity:

Limited partners, 4,200 units outstanding	1,262,524	1,261,079
General partner	-	-

Total partners' equity	1,262,524	1,261,079

Total liabilities and partners' equity	$1,355,171	1,352,611

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,
	2002	2001	2002	2001
REVENUE:
Land sale:
Gross proceeds	$ -	-	142,000	-
Cost of land sold	-	-	(44,360)	-
Selling expenses	-	-	(29,101)	-

Gain on sale	-	-	68,539	-

Interest income	238	838	667	2,539

Total revenue	238	838	69,206	2,539

EXPENSES:

State tax expense	788	809	2,364	2,427
Property tax expense	6,500	6,403	19,736	19,252
Grounds maintenance expense	5,100	8,876	5,400	8,876
Property management fees	1,750	1,750	5,250	5,250
Professional fees	5,635	3,000	29,445	21,161
General and administrative expense	3,168	1,372	5,566	5,844

Total expenses	22,941	22,210	67,761	62,810

Net (loss) income	$(22,703)	(21,372)	1,445	(60,271)

Net (loss) income per limited partner unit	($5.41)	($5.09)	$0.34	($14.35)
Limited partner units outstanding	4,200	4,200	4,200	4,200

See accompanying notes to financial statements

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ending September 30,
	2002	2001
Cash flows from operating activities:

Net income (loss)	$1,445	(60,271)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
(Increase) decrease in restricted cash	(667)	3,013
Cost of land improvements	-	(27,480)
Cost of land sold	44,360	-
Increase (decrease) in accounts payable	251	(5,397)
Decrease in property taxes payable	(6,502)	(5,659)
Increase in payable to affiliate	8,155	-
(Decrease) increase in franchise and excise tax payable	(789)	2,427

Net cash provided (used) by operating activities	46,253	(93,367)

Net increase (decrease) in cash	46,253	(93,367)

Cash at beginning of period	67,067	104,454
Cash at end of period	$113,320	11,087

See accompanying notes to financial statements.

HICKORY LENDERS, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2002 and 2001

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have  been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note  disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in  conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:

	Three months ended		Nine months ended
	September 30,
	2002	2001	2002	2001
Property management fees	$1,750	$1,750	$5,250	$5,250
Accounting fees	2,885	500	18,445	9,700

C. COMPREHENSIVE INCOME

During the three and nine-month periods ended September 30, 2002 and 2001, the Partnership had no components of other comprehensive income (loss). Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

D. IMPAIRMENT

Effective January 1, 2002 the Partnership adopted the Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. The adoption of SFAS No. 144 did not have an impact on the partnership's financial condition or results of operations.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002.

During the first nine months of 2002, the registrant sold two lots in the Hendersonville property. Sales proceeds were retained to meet operating expenses. Expenses of the Registrant have not fluctuated significantly from the prior quarter ended September 30, 2001.

FINANCIAL CONDITION

LIQUIDITY

At October 31, 2002 the Registrant had approximately $103,666 in cash. These funds are expected to be sufficient to fund operations through 2002.

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

Contractual Obligations and Commitments

At September 30, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. The Partnership has accrued $59,000 of impact fees to be paid upon the sale and development of the remaining land and improvements held for sale. At September 30, 2002, the Partnership has restricted cash balances of $105,597, to be used to fund property improvements, consisting of utility work. The restricted cash secures a letter of credit in the same amount to ensure that the required improvements are made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2002, the Partnership had $8,155 in non-interest bearing amounts due to the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of October 31, 2002, under the supervision and with the participation of the president and treasurer of 222 Partners, Inc., the general partner of 222 Hickory, Ltd., the general partner of the Registrant, who serve as the Partnership's chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the president and treasurer concluded that the Partnership's disclosure controls and procedures were effective as of October 31, 2002. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit

Number Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Hickory Lenders, Ltd. on November 14, 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Executive Vice President and Chief Financial Officer of Hickory Lenders, Ltd.. on November 14, 2002.

99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Hickory Lenders, Ltd.. on November 14, 2002.

.

99.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Executive Vice President and Chief Financial Officer of Hickory Lenders, Ltd.. on November 14, 2002.

(b) No 8-K's have been filed during this quarter.

HICKORY LENDERS, LTD.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Hickory Lenders, LTD.on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the Hickory Lenders, LTD.certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
HICKORY LENDERS, LTD
By: 222 Hickory, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2002	By:/s/ Steven D. Ezell
President

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Hickory Lenders, LTD on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of Hickory Lenders, LTD, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

HICKORY LENDERS, LTD
By: 222 Hickory, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer

HICKORY LENDERS, LTD.

Exhibit 99.3

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACTS OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Steven D. Ezell, certify that:

  I have reviewed this quarterly report on Form 10-Q of Hickory Lenders, LTD.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have;
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses
HICKORY LENDERS, LTD
By: 222 Hickory, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2002	By:/s/ Steven D. Ezell
President

HICKORY LENDERS, LTD.

Exhibit 99.4

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Michael A. Hartley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Hickory Lenders, LTD.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have;
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses
HICKORY LENDERS, LTD
By: 222 Hickory, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

HICKORY LENDERS, LTD
By: 222 Hickory, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2002	By:/s/ Steven D. Ezell
President
Date: November 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer