Form 10-K
period 2002-12-31
HICKORY LENDERS LTD
filed 2003-03-31
CIK 824482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2002

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

The Properties acquired in foreclosure consist of approximately 27 acres in Nashville, Davidson County, Tennessee ("the Nashville Property") and 1 lot in a residential subdivision in Hendersonville, Sumner County, Tennessee on Old Hickory Lake ("the Hendersonville Property"). The Nashville property is partially developed. The Nashville Property is expected to be sold for use as industrial/office distribution.

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

Item 2. Properties

As of December 31, 2002, Registrant owned two parcels of land in Tennessee, composed of 27 acres in Nashville and one residential lot in Hendersonville. See Item 1 above for a more detailed description.

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

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced a 4,200-unit offering of Limited Partnership Interest to the public on December 3, 1987. The Limited Partnership units were $1,000 per Unit. The offering of $4,200,000 was fully subscribed and closed on August 31, 1988. As of January 31, 2003, there were 356 holders of record of the Units of Limited Partnership Interests.

Distributions of $210,000 were made to limited partner unit holders during 2002 and 2000. There were no material restrictions upon Registrant's present or future ability to make distributions following the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
	For the Year Ended December 31,
	2002	2001	2000	1999	1998
Total Revenue	$(60,931)	45,179	135,009	6,492	5,067
Net (loss) income	(405,288)	(33,821)	54,158	(48,152)	(19,090)
Net (loss) income per limited partner unit	(97)	(8)	12	(11)	(6)
Distributions per limited partner unit	50	-	50	--	150
Total assets	742,078	1,352,611	1,387,460	1,537,357	1,501,015

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Sales

During 2002, the Registrant sold two lots from the Hendersonville property and auctioned approximately 127 acres of the residential portion of the Nashville property. The proceeds were retained to meet the operational needs of the partnership.

Operations

The 2002 operations of the Partnership are comparable to 2001, except for the sales mentioned above. Based on the prices received at the auction of the residential portion of the Nashville property, the General Partner recorded an impairment charge and reduced the carrying value of the remaining Nashville property by $255,304 in the fourth quarter of 2002.

Financial Condition and Liquidity

At February 28, 2003, the Partnership had unrestricted cash of $58,883 and liabilities to non-affiliated entities of $69,486. At December 31, 2002, the Partnership owns assets with a carrying value of $742,078 and has total liabilities of $98,408 as of December 31, 2002. If funds are not sufficient to meet operational expenses in 2003, the General Partner or other sources will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for sale is reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the Fair Value. Based upon management's analysis of the Partnership's land and improvements held for sale, the Partnership recorded an impairment charge of $255,304 to write down the carrying value of land and improvements to Fair Value.

Contractual Obligations and Commitments

At December 31, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership has no lines of credit, guarantees, or other commercial commitments. At December 31, 2002 and 2001, the Partnership has restricted cash balances of $105,801 and $104,930, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are completed. The Partnership may, however, borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote 2 to the financial statements.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Partnership also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Partnership's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Partnership's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Partnership's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Partnership's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

W. Gerald Ezell

W. Gerald Ezell, age 73, is a director of 222 Partners, Inc. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

Steven D. Ezell, age 50 is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

Michael A. Hartley, age 43, serves as Secretary/Treasurer and Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11. Executive Compensation

During 2002, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of January 31, 2003 no person or "group" (as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2002, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates that were less than $60,000, refer to Note 2 of the notes to Financial Statements in Item 8.

PART IV

Item 14. Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the President and Vice President of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement schedules and Reports on Form 8-K
(a)	(1)	Financial Statements		Page
		Independent Auditors' Report		9
		Financial Statements:
			Balance Sheets	10
			Statements of Operations	11
			Statements of Partners' Equity	12
			Statements of Cash Flows	13
			Notes to Financial Statements	14

	(2)	Financial Statement Schedule
		Independent Auditors' Report		19
		Schedule III-Real Estate and Accumulated Depreciation		20

	(3)	Exhibits
		3	Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A1 to the Prospectus of Registrant dated December 3, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.	22
		22	Subsidiaries -Registrant has no Subsidiaries	22
		99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Hickory Lenders, Ltd. on March 31, 2003.	24
		99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, Chief Financial Officer of Hickory Lenders, Ltd. on March 31, 2003.	25
		99.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Hickory Lenders, Ltd. on March 31, 2003.	26
		99.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Hickory Lenders, Ltd. on March 31, 2003.	27

(b)	No reports on Form 8-K have been filed during the last quarter of 2002.

Independent Auditors' Report

The Partners
Hickory Lenders, Ltd.:

We have audited the accompanying balance sheets of Hickory Lenders, Ltd. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Lenders, Ltd. at December 31, 2002, and 2001, and the results of its operations and its cash flows for each of the years in the three- year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Nashville, Tennessee
February 1, 2003

HICKORY LENDERS, LTD.
(A Limited Partnership)

Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001

Cash	$ 78,414	67,067
Land and improvements held for sale	557,863	1,180,614
Restricted cash	105,801	104,930

Total Assets	$ 742,078	1,352,611

Liabilities and Partners' Equity

Accounts payable	$ 68,530	65,530
Due to related party	10,040	-
Property taxes payable	19,838	26,002
Total Liabilities	98,408	91,532

Partners' Equity

Limited partners (4,200 units outstanding)	$645,791	1,261,079
General Partner	(2,121)	-
	$643,670	1,261,079

Total liabilities and partners' equity	$742,078	1,352,611

HICKORY LENDERS, LTD.
(A Limited Partnership)

Statements of Operations

Years ended December 31, 2002, 2001, and 2000

	2,002	2,001	2,000
Revenue:
Sale of land and improvements	$409,186	$72,000	$331,700
Cost of land and improvements sold	(367,447)	(22,605)	(161,657)
Selling expenses	(104,239)	(8,711)	(44,623)
Gain (loss) on sale of land and improvements	(62,500)	40,684	125,420
Interest income	1,569	4,495	9,589
Total revenue	(60,931)	45,179	135,009

Expenses:
Impairment of land and improvements held for sale	255,304	-	-
Management fee	7,000	7,000	7,000
Legal and accounting fees	38,164	24,161	30,673
General and administrative	3,613	8,952	10,346
Ground maintenance	11,360	9,156	1,684
Property taxes	25,764	26,495	27,516
State taxes	3,152	3,236	3,632
Total expenses	344,357	79,000	80,851

Net (loss) income	$(405,288)	$(33,821)	$54,158

Net (loss) income allocated to:
Limited partners	$(405,288)	$(33,821)	$ 52,037
General partner	-	-	2,121

Net (loss) income per limited partner unit	$(96.50)	$(8.05)	$12.39
Weighted average units outstanding	4,200	4,200	4,200

HICKORY LENDERS, LTD.
(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2002, 2001 and 2000

	Limited Partners		General Partner

	Units	Amount	Amount	Total
Balance at December 31, 1999	4,200	$1,452,863	-	1,452,863
Net income		52,037	2,121	54,158
Distributions		(210,000)	(2,121)	(212,121)
Balance at December 31, 2000	4,200	1,294,900	-	1,294,900
Net loss		(33,821)	-	(33,821)
Balance at December 31, 2001	4,200	1,261,079	-	1,261,079
Net loss		(405,288)	-	(405,288)
Distributions		(210,000)	(2,121)	(212,121)
Balance at December 31, 2002	4,200	$645,791	(2,121)	$643,670

HICKORY LENDERS, LTD.
(A Limited Partnership)
Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000
	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(405,288)	(33,821)	54,158
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Impairment of land and improvements held for sale	255,304	--	--
Additions to land and improvements held for sale	--	(27,480)	(25,092)
Cost of land and improvements sold	367,447	22,605	161,657
Decrease (increase) in restricted cash	(871)	2,337	80,805
(Decrease) increase to accounts payable and due to related party	13,040	(2,162)	5,919
(Decrease) increase in property taxes payable	(6,164)	1,134	2,147
Net cash provided by (used in) operating activities	223,468	(37,387)	279,594

Cash flows from financing activities:
		-
Net cash used in financing activities-distributions	(212,121)	--	(212,121)

Net increase (decrease) in cash	11,347	(37,387)	67,473
Cash at beginning of year	67,067	104,454	36,981
Cash at end of year	$78,414	67,067	104,454

Supplemental disclosure of cash flows information:

Cash paid during the year for state income taxes	$3,152	3,236	3,632

HICKORY LENDERS, LTD.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2002 and 2001

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

    Estimates

    The preparation of the financial statements requires management of the Partnership to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of land and improvements held for sale. Actual results could differ from those estimates.

    Cash

    Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the General Partner.

    Land and Improvements Held for Sale

Land includes two tracts of undeveloped land representing approximately 27 and 155 acres as of December 31, 2002 and 2001, respectively. In addition, the Partnership owns one tract of land developed into residential lots with 1 and 3 lots remaining at December 31, 2002 and 2001, respectively. The land and improvements were recorded at their fair value on June 29, 1999, the date the property was obtained upon foreclosure of a note receivable.

HICKORY LENDERS, LTD.

(A Limited Partnership)

Notes to Financial Statements

  Summary of Significant Accounting Policies

    Land and Improvements Held for Sale (continued)

Effective January 1, 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. Based upon management's analysis of discounted future net cash flows, the Partnership recorded on impairment charge of $255,304 in 2002 to write down the carrying value of land and improvements to their fair value less disposal costs.
    Income Taxes

    No provision has been or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership IRS Form K-1's, which provide them with their respective share of taxable income or losses, deductions, and other tax related information. Beginning in 2000, the partnership pays state taxes on earnings from Tennessee operations.
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
    The Partnership's income tax expense relates to state taxes on income from continuing operations in Tennessee.

HICKORY LENDERS, LTD.
(A Limited Partnership)
Notes to Financial Statements

  Summary of Significant Accounting Policies (continued)

    Partnership Allocations

    Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

      Partnershipnet profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are  then allocated to the General Partner until the ratio of the General Partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27% to 73%. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

      Partnership distributions are allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their adjusted capital contributions, including preferred return (12% annual cumulative return on capital contributed), and then 73% to the limited partners and 27% to the General Partner. Cumulative unpaid preferred returns are $4,276,348 and $3,982,348 at December 31, 2002 and 2001, respectively.

    Income Recognition

Income from sales of land held for sale is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three years ended December 31, 2002, the Partnership had no components of other comprehensive (loss) income. Accordingly, comprehensive (loss) income for each of the years was the same as net (loss) income.

HICKORY LENDERS, LTD.
(A Limited Partnership)
Notes to Financial Statements

  Summary of Significant Accounting Policies (continued)

    Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Partnership also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Partnership's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Partnership's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Partnership's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Partnership's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

HICKORY LENDERS, LTD.

(A Limited Partnership)

Notes to Financial Statements

  Summary of Significant Accounting Policies (continued)

      Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

  Related Party Transactions

  Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services during 2002, 2001, and 2000 are as follows:

	2002	2001	2000
Management fee	$7,000	7,000	7,000
Accounting fees	$20,830	10,200	9,304

  Land and Improvements Held for Sale

  The components of land and improvements held for sale are as follows:

	2002	2001
Land	$ 246,202	$521,042
Land improvements	311,661	661,572
Total	$ 557,863	$1,180,614

The aggregate cost of land and improvements held for sale for Federal income tax purposes was $ 908,139 at December 31, 2002.
  Distributions

On December 11, 2002, a distribution of $212,121 was made to the partners from the proceeds of land sold. No distributions were made during the year ended December 31, 2001. For the year ended December 31, 2000, the Partnership made distributions to its partners totaling $212,121.

  Restricted Cash

  At December 31, 2002 and 2001, the Partnership has restricted cash balances of $105,801, and $104,930, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are completed.

Independent Auditors' Report

The Partners

Hickory Lenders, L.P.:

Under date of February 1, 2003, we reported on the balance sheets of Hickory Lenders, L.P. as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. The financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2003

HICKORY LENDERS, LTD.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002

		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired
3 lots in a residential subdivision in Hendersonville, Sumner County, Tennessee	-	$20,928	--	29,072	--	50,000	-	50,000	--	--	6/29/99
27 acres in Nashville, Davidson County, Tennessee		$507,863	--	-	--	507,863	-	507,863	--	--	6/29/99
Total	-	$528,791	--	29,072	--	557,863	-	557,863

HICKORY LENDERS, LTD.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002 and 2001

(Continued)
		2002	2001
(1)	Balance at beginning of period	$1,180,614	1,175,739
	Additions during period:
	Improvements	--	27,480
	Deductions during period:
	Cost of real estate sold	(367,447)	(22,605)
	Property valuation writedown	(255,304)	--
	Balance at close of period	557,863	1,180,614

(2)	Aggregate cost for Federal income tax purposes	$908,139	2,013,577

Exhibits filed pursuant to Item 14(a) (3):

HICKORY LENDERS, LTD.

(A Tennessee Limited Partnership)

Exhibit Index

Exhibit
3

Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A1 to the Prospectus of Registrant dated December 3, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

22	Subsidiaries-Registrant has no subsidiaries
99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Hickory Lenders, Ltd. on March 31, 2003.

99.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, Chief Financial Officer of Hickory Lenders, Ltd. on March 31, 2003.

99.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Hickory Lenders, Ltd. on March 31, 2003.
99.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Hickory Lenders, Ltd. on March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKORY LENDERS, LTD.
By: 222 Hickory, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2003	By: /s/Steven D. Ezell
President and Director
DATE: March 31, 2003	By: /s/Michael A. Hartley
Vice-President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HICKORY LENDERS, LTD.
By: 222 Hickory, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2003	By: /s/Steven D. Ezell
President and Director
DATE: March 31, 2003	By: /s/Michael A. Hartley
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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Hickory Lenders, Ltd.,(the "Registrant") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of Hickory Lenders, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
HICKORY LENDERS, LTD
By: 222 Hickory, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: March 31, 2003	By:/s/ Steven D. Ezell
President

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Hickory Lenders, Ltd., (the "Registrant") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Michael A. Hartley, Chief Financial Officer of Hickory Lenders, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

HICKORY LENDERS, LTD
By: 222 Hickory, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: March 31, 2003	By:/s/ Michael A. Hartley
Secretary/Treasurer

Exhibit 99.3

CERTIFICATION

I, Steven D. Ezell, certify that:

1.     I have reviewed this annual report on Form 10-K of Hickory Lenders, Ltd.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

HICKORY LENDERS, LTD.
By: 222 Hickory, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2003	By: /s/Steven D. Ezell
President and Director

Exhibit 99.4

CERTIFICATION

I, Michael A Hartley, certify that:

1.     I have reviewed this annual report on Form 10-K of Hickory Lenders, Ltd.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

HICKORY LENDERS, LTD.
By: 222 Hickory, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2003	By: /s/Michael A. Hartley
Chief financial officer