Form 10-Q
period 2003-03-31
HICKORY LENDERS LTD
filed 2003-05-15
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

March 31, 2003

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

YES X NO ___

PART I. FINANCIAL INFORMATION

HICKORY LENDERS, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2003 and 2002

(Unaudited)

INDEX

HICKORY LENDERS, LTD.

(A Limited Partnership)

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash	57,836	78,414
Restricted cash	105,889	105,801
Land and improvements held for sale	557,863	557,863
Due from affiliate	0	0

Total Assets	721,588	742,078

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	71,780	68,530
Property tax payable	5,677	19,838
Due to related party	12,425	10,040

Total Liabilities	89,882	98,408

Partners' equity:

Limited partners, 7,500 units outstanding	633,827	645,791
General partner	(2,121)	(2,121)

Total partners' equity	631,706	643,670

Total liabilities and partners' equity	721,588	742,078

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2003	2002
REVENUE:
Land sale:
Gross proceeds	$0	$72,000
Cost of land sold	0	(22,180)
selling expenses	0	(19,031)

Gain (loss) on sale	0	30,789

Other income	4,088	184

Total revenues	4,088	30,973

EXPENSES

State tax	0	788
Property taxes	4,720	6,594
Grounds maintenance expense	1,000	0
Property management fee	1,750	1,750
Professional fees	3,250	3,250
General and administrative expenses	5,332	491

Total expenses	16,052	12,873

Net (loss) income	(11,964)	18,100

Net (loss) income per limited partner unit	($2.85)	$4.31
(4,200 units outstanding)

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months ended March 31,
	2003	2002
Cash flows from operating activities:

Net income (loss)	(11,964)	18,100
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in restricted cash	(88)	(184)
Cost of land sold	0	22,180
Increase in accounts payable	3,250	3,251
Decrease in property tax payable	(14,161)	(19,502)
Increase in payable to affiliate	2,385	0
Increase in franchise and excise payable	0	788

Net cash (used in) provided by operating activities	(20,578)	24,633

Net decrease in cash	(20,578)	24,633

Cash at beginning of period	78,414	67,067
Cash at end of period	57,836	91,700

HICKORY LENDERS, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only  of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the three-month  period ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:

	Three months ended March 31,
	2003	2002
Management fees	$ 1,750	$ 1,750
Accounting fees	0	500

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2003 and 2002 the Partnership had no components of other comprehensive income (loss). Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

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

Item 2: Management's discussion and analysis of financial condition and results of operations

Results of operations for the quarter ended March 31, 2003.

There have been no sales during the first quarter of 2003. During the first quarter of 2002, the registrant sold one lot in the Hendersonville property. Sale proceeds were retained to meet operating expenses. Expenses of the Registrant have not fluctuated significantly from the prior quarter ended March 31, 2002.

FINANCIAL CONDITION

LIQUIDITY

At April 30, 2003 the Registrant had approximately $42,923 in cash. These funds are expected to be sufficient to fund operations through 2003.

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

Contractual Obligations and Commitments

At March 31, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At March 31, 2003, the Partnership has restricted cash balances of $105,889, to be used to fund property improvements, consisting of utility work. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2003 and December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.


PART II. OTHER INFORMATION

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of May 7, 2003, under the supervision and with the participation of the Partnership's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Partnership's disclosure controls and procedures were effective as of May 7, 2003. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit

Number Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Hickory Lenders, Ltd. on May 15, 2003.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Executive Vice President and Chief Financial Officer of Hickory Lenders, Ltd.. on May 15, 2003.

99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Hickory Lenders, Ltd.. on May 15, 2003

99.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Executive Vice President and Chief Financial Officer of Hickory Lenders, Ltd.. on May 15, 2003.

(b)

Form 8-K filed on April 17, 2003 states a change in the Registrant's accounting firm. In a letter dated April 4 2003 and received by the Registrant on April 10, 2003, KPMG LLP ("KPMG") declined to stand for re-election as independent public accountants for the Registrant.

The audit reports issued by KPMG on the financial statements of the Registrant as of and for the years ended December 31, 2002 and December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2002 and December 31, 2001, and the subsequent interim period from January 1, 2003 through April 4 2003, there have been no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter thereof in its report on the Registrant's consolidated financial statements for such periods.

During the two most recent fiscal years and through April 4 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 17, 2003, the Partnership retained the services Crowe Chizek and Company LLC as the Partnership's auditors for the year ended December 31, 2003. The decision to change accounting firms was recommended and approved by the Board of Directors of 222 Partners, Inc., general partner of 222 LMR, Ltd., General Partner of LMR Land Company, Ltd. During the fiscal years ended December 31, 2002 and December 31, 2001 and through April 17, 2003, the Registrant has not consulted Crowe Chizek and Company LLC regarding any matters described in, and required to be disclosed pursuant to, Item 304(a)(2)(i) and (ii) of Regulation S-K.

HICKORY LENDERS, LTD.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Hickory Lenders, LTD.on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the Hickory Lenders, LTD.certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003 Steven D. Ezell

Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Hickory Lenders, LTD on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of Hickory Lenders, LTD, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003 Michael A. Hartley

Chief Financial Officer

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; ;and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: May 15, 2003 Steven D. Ezell

Chief Executive Officer

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; ;and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: May 15, 2003 Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKORY LENDERS, LTD.
By: 222 HICKORY, LTD.
General Partner

By: 222 PARTNERS, INC.
General Partner

Date: May 15, 2003	By:/s/ Steven D. Ezell
President

Date: May 15, 2003	By:/s/Michael A. Hartley
Secretary/Treasurer