Form 10-Q
period 2003-06-30
HICKORY LENDERS LTD
filed 2003-08-13
CIK 824482

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

June 30, 2003

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

YES X NO ___

PART I. FINANCIAL INFORMATION

HICKORY LENDERS, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For The Six months Ended June 30, 2003 and 2002

(Unaudited)

INDEX

HICKORY LENDERS, LTD.

(A Limited Partnership)

BALANCE SHEETS

	June 30, 2003	December 31, 2002
ASSETS

Cash	$36,209	$78,414
Restricted cash	105,972	105,801
Land and improvements held for sale	557,863	557,863

Total Assets	700,044	742,078

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	12,795	6,295
Property tax payable	10,397	19,838
Due to affiliate	4,964	10,040
Impact fee payable	59,000	59,000
Franchise and excise payable	1,319	3,235

Total Liabilities	88,475	98,408

Partners' equity:

Limited partners, 4,200 units outstanding	611,569	643,670
General partner	0	0

Total partners' equity	611,569	643,670

Total liabilities and partners' equity	$700,044	$742,078

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,
	2003	2002	2003	2002
Revenue
Land sale:
Gross proceeds	$-	$70,000	$-	$142,000
Cost of land sold	-	(22,180)	-	(44,360)
Selling expenses	-	(10,070)	-	(29,101)

Gain on sale	-	37,750	-	68,539

Interest income	83	246	171	429
Other income	-	-	4,000	-

Total revenues	83	37,996	4,171	68,968

Expenses

State tax	-	788	-	1,576
Property taxes	4,720	6,642	9,441	13,236
Grounds maintenance expense	1,309	300	2,309	300
Property management fee	1,750	1,750	3,500	3,500
Professional fees	8,907	20,560	15,406	23,810
General and administrative expenses	3,034	1,907	5,116	2,398

Total expenses	19,720	31,947	35,772	44,820

Net (loss) income	$(19,637)	$6,049	$(31,601)	$24,148

Net loss per limited partner unit	$(4.68)	$1.44	$(7.52)	$5.75
(4,200 units outstanding)

HICKORY LENDERS, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Six months ended June 30,
	2003	2002
Cash flows from operating activities:

Net (loss) income	$(32,101)	$24,148
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Increase in restricted cash	(171)	(429)
Basis in land sold	-	44,360
Increase in accounts payable	6,500	11,271
Decrease in property taxes payable	(9,441)	(13,002)
(Decrease) increase in Due to affiliate	(5,076)
Decrease in Franchise and excise payable	(1,916)	(1,577)

Net cash from operating activities	(42,205)	64,771

Net decrease in cash	(42,205)	64,771

Cash at beginning of period	78,414	67,067
Cash at end of period	$36,209	$131,838

HICKORY LENDERS, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Six months Ended June 30, 2003 and 2002

(Unaudited)

A. BUSINESS

Hickory Lenders, Ltd. ("Registrant"), is a Tennessee limited partnership organized on September 15, 1987 pursuant to the provisions of the Tennessee Uniform Limited Partnership Act, Chapter 2, Title 61, Tennessee Code Annotated, as amended. The General Partner of Registrant is 222 Hickory, Ltd.

Prior to December 31, 1998, Registrant's primary business was to lend monies to Hickory Hills, Ltd. which owned and operated two real estate projects. The General Partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. On December 31, 1998, the Registrant began the process of foreclosing on the debt to Hickory Hills, Ltd., after the note matured and payment was not made. The foreclosure process was completed on June 29, 1999.

The Registrant's primary business now is to dispose of certain undeveloped real properties located in Nashville, Davidson County, Tennessee and Hendersonville, Sumner County, Tennessee ("the Properties").

B. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only  of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the six-month  period ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

C. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:

	Six months ended June 30,
	2003	2002
Management fees	$ 3,500	$ 3,500
Accounting fees	10,096	10,749

D. COMPREHENSIVE INCOME

During the six-month periods ended June 30, 2003 and 2002 the Partnership had no components of other comprehensive (loss) income. Accordingly, comprehensive (loss) income for each of the periods was the same as net (loss) income.

HICKORY LENDERS, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Six months Ended June 30, 2003 and 2002

(Unaudited)

E. IMPAIRMENT

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

Item 2: Management's discussion and analysis of financial condition and results of operations

Results of operations for the quarter ended June 30, 2003.

There have been no sales during the first six-month period of 2003. During the first quarter of 2002, the registrant sold one lot in the Hendersonville property. Sale proceeds were retained to meet operating expenses. Expenses of the Registrant have not fluctuated significantly, except for the decrease in professional fees in 2003 due to a change in accounting firms.

FINANCIAL CONDITION

LIQUIDITY

At July 31, 2003 the Registrant had approximately $21,893 in cash. These funds are expected to be sufficient to fund operations through 2003.

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

Contractual Obligations and Commitments

At June 30, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At June 30, 2003, the Partnership has restricted cash balances of $105,972, to be used to fund property improvements, consisting of utility work. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2003 and December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.


PART II. OTHER INFORMATION

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of July 31, 2003, under the supervision and with the participation of the Partnership's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Partnership's disclosure controls and procedures were effective as of July 31, 2003. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit

Number Description

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Hickory Lenders, Ltd. on August 14, 2003

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Executive Vice President and Chief Financial Officer of Hickory Lenders, Ltd. on August 14, 2003.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Hickory Lenders, Ltd. on August 14, 2003.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Executive Vice President and Chief Financial Officer of Hickory Lenders, Ltd. on August 14, 2003.

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

HICKORY LENDERS, LTD.

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACTS OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Steven D. Ezell, certify that:

  I have reviewed this report on Form 10-Q of Hickory Lenders, LTD.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-145(e) and15d-145(e)) for the registrant and have;
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting;

Date: August 14, 2003 Steven D. Ezell

Chief Executive Officer

HICKORY LENDERS, LTD.

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Michael A. Hartley, certify that:

  I have reviewed this report on Form 10-Q of Hickory Lenders, LTD.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-145(e) and15d-145(e)) for the registrant and have;
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting;

Date: August 14, 2003 Michael A. Hartley

Chief Financial Officer

HICKORY LENDERS, LTD.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Hickory Lenders, LTD.on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the Hickory Lenders, LTD.certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003 Steven D. Ezell

Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Hickory Lenders, LTD on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of Hickory Lenders, LTD, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003 Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKORY LENDERS, LTD.
By: 222 HICKORY, LTD.
General Partner

By: 222 PARTNERS, INC.
General Partner

Date: August 14, 2003	By:/s/ Steven D. Ezell
President

Date: August 14, 2003	By:/s/Michael A. Hartley
Secretary/Treasurer