Form 10-Q
period 2003-09-30
HICKORY LENDERS LTD
filed 2003-11-14
CIK 824482

LANDMARK REALTY SERVICES CORPORATION

3310 WEST END AVENUE, SUITE 490

NASHVILLE, TENNESSEE 37203

Mary Anne Collins

Telephone (615) 292-1040

Facsimile (615) 292-2003

November 13, 2003
VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

RE: Hickory Lenders, Ltd. (the "Registrant")
Form 10-Q for Quarter Ended September 30, 2003

Ladies and Gentleman:

On behalf of the above named registrant and in accordance with Regulation S-T, we are herewith filing electronically the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2003. Please notify me at (615) 292-1040 immediately if you encounter any difficulties in receiving this filing electronically.

Very truly yours,

BY: /s/ Mary Anne Collins